Form 10-Q
period 1993-11-26
QUICK & REILLY GROUP INC /DE/
filed 1994-01-07
CIK 719544

THE QUICK & REILLY GROUP, INC. AND SUBSIDIARIES

                                FORM 10-Q

                  FOR THE QUARTER ENDED November 26, 1993

                                  INDEX


                                                           Page Number


    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - November 26, 1993
                   (Unaudited) and February 28, 1993            1

                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   November 26, 1993 and November 27, 1992      2

                   Consolidated Statements of Income
                   (Unaudited) - Nine Months Ended
                   November 26, 1993 and November 27, 1992      3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Nine Months Ended
                   November 26, 1993 and Novmeber 27, 1992      4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                      5 - 6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                   7 - 8



    SIGNATURE PAGE




                                   The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Financial Condition

                                                      November 26,     February 28,
                                                          1993             1993

                                                   ----------------------------------
                                                        (Unaudited)
        ASSETS
        Cash & Cash Equivalents                           $48,008,705    $46,230,544
        Receivable from Brokers, Dealers and
         Clearing Organizations                         1,515,153,637    703,370,780
        Receivable From Customers                         700,215,044    541,821,008
        Securities Owned at Market Value -
         U.S. Government                                    6,021,368      4,879,596
         Municipal                                         41,093,482     35,671,130
         Equities and Other                                17,434,038     15,281,855
        Secured Demand Notes Receivable-
         Fully Collateralized                                 410,000        410,000
        Exchange Memberships- At Cost
         (Market Value $9,040,000 and $6,255,000)           3,333,060      3,333,060
        Furniture, Equipment and Leasehold
         Improvements- At Cost Less Accumulated
         Depreciation and Amortization of
         $7,709,000 and $4,557,801                          5,625,252      5,966,353
        Other Assets                                       19,472,996     20,000,321
                                                   ----------------------------------
               TOTAL ASSETS                            $2,356,767,582 $1,376,964,647
                                                   ==================================
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities:
        Money Borrowed From Banks                          $1,000,000    $28,050,000
        Drafts Payable                                     12,078,775     46,297,851
        Payable to Brokers, Dealers and
         Clearing Organizations                         1,719,850,963    806,167,005
        Payable to Customers                              379,212,984    278,943,565
        Securities Sold, But Not Yet
         Purchased- At Market Value                         9,748,993     11,900,408
        Income Taxes Payable                                5,380,390      6,989,147
        Accrued Expenses and Other
         Liabilities                                       31,438,232     28,881,141
        Secured Demand Notes Payable                          410,000        410,000
                                                   ----------------------------------
        Total Liabilities                               2,159,120,337  1,207,639,117
                                                   ----------------------------------

        Commitments and Contingencies <F2>

        Shareholders' Equity <F3>
         Preferred Stock, $.01 par value;
          authorized 1,000,000 shares, none
          issued and outstanding
         Common Stock, $.10 par value;
          authorized 20,000,000 shares,
          issued 10,703,047 shares in November 1993
          and 10,176,937 shares in February 1993            1,070,305      1,017,693
         Paid-In Capital                                   54,859,826     41,576,880
         Retained Earnings                                141,862,964    127,898,457
                                                   ----------------------------------
                                                          197,793,095    170,493,030
         Less: Common Stock in Treasury, at
          Cost- 7,500 shares in November 1993, and
          60,000 in February 1993                            (145,850)    (1,167,500)
                                                   ----------------------------------
               TOTAL SHAREHOLDERS' EQUITY                 197,647,245    169,325,530
                                                   ----------------------------------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                    $2,356,767,582 $1,376,964,647
                                                   ==================================

        The accompanying notes are an integral part of these statements.


                                        The Quick & Reilly Group, Inc. and Subsidiaries
                                                 Consolidated Statements of Income
                                                          (Unaudited)
                                                     ------------------------------------
                                                              Three Months Ended
                                                        November 26,      November 27,
                                                            1993              1992
                                                     ------------------------------------
        REVENUES
         Commisssions and Clearance Income                 $39,306,591       $28,840,679
         Interest                                           18,685,212        10,976,714
         Specialist Trading and Commissions                  9,240,975         4,076,106
         Other                                               1,466,162           725,021
                                                     ------------------------------------
             Total Revenues                                 68,698,940        44,618,520

        EXPENSES
         Employee Compensation and Benefits                 21,166,118        14,946,684
         Interest                                           11,139,379         5,603,755
         Brokerage, Exchange and Clearance Fees              2,955,486         2,581,993
         Data Processing and Equipment Rental                4,184,121         3,278,513
         Communication                                         562,326           945,172
         Printing, Postage, Stationery and Office Supplies   1,467,638         1,059,800
         Advertising                                         1,680,741         1,338,504
         Rent and Other Occupancy                            1,529,330         1,282,043
         Professional Services                                 530,030           365,207
         Amortization of Intangibles                           648,696           988,014
         Other                                               2,732,331         2,001,883
                                                     ------------------------------------
             Total Expenses                                 48,596,196        34,391,568
             Income Before Provision for Income Taxes       20,102,744        10,226,952
         Provision for Income Taxes                          9,918,477         4,632,034
                                                     ------------------------------------
             NET INCOME                                    $10,184,267        $5,594,918
                                                     ====================================
        Weighted Average Number Of Shares
        Earnings Per Share <F3>                                $0.953            $0.542
        Weighted Average Number Of Shares
         Ouststanding During the Period                     10,691,112        10,315,061
        Cash Dividends Declared Per Share                        $0.10             $0.08


        The accompanying notes are an integral part of these statements.




                                              The Quick & Reilly Group, Inc. and Subsidiaries
                                                   Consolidated Statements of Income
                                                           (Unaudited)

                                                              Nine Months Ended
                                                        November 26,      November 27,
                                                            1993              1992
                                                     ------------------------------------
        REVENUES
         Commisssions and Clearance Income                $113,109,004       $84,787,041
         Interest                                           47,597,780        34,510,740
         Specialist Trading and Commissions                 25,608,759        11,041,698
         Other                                               3,847,651         3,699,653
                                                     ------------------------------------
             Total Revenues                                190,163,194       134,039,132

        EXPENSES
         Employee Compensation and Benefits                 57,374,861        41,951,308
         Interest                                           26,812,984        17,739,361
         Brokerage, Exchange and Clearance Fees              9,443,891         8,177,386
         Data Processing and Equipment Rental               12,158,015         9,796,033
         Communication                                       2,028,279         2,366,867
         Printing, Postage, Stationery and Office Supplies   4,999,268         3,147,024
         Advertising                                         4,811,067         4,477,510
         Rent and Other Occupancy                            4,324,000         3,703,032
         Professional Services                               1,747,537         1,468,266
         Amortization of Intangibles                         1,902,048         3,388,713
         Other                                               8,078,705         6,059,016
                                                     ------------------------------------
             Total Expenses                                133,680,655       102,274,516
             Income Before Provision for Income Taxes       56,482,539        31,764,616
         Provision for Income Taxes                         26,126,675        14,178,387
                                                     ------------------------------------
             NET INCOME                                    $30,355,864       $17,586,229
                                                     ====================================

        Earnings Per Share <F3>                                $2.846            $1.700
        Weighted Average Number Of Shares
         Ouststanding During the Period                     10,667,701        10,341,928
        Cash Dividends Declared Per Share                        $0.30             $0.24


        The accompanying notes are an integral part of these statements.



                                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                        ----------------------------------
                                                          November 26,     November 27,
                                                              1993             1992
                                                        ----------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                          $30,355,864      $17,586,229
         Adjustments to Reconcile Net Income to
          Net Cash Provided By (Used In)
          Operating Activities:
            Depreciation and Amortization                      3,285,303        4,499,351
         Decreases (Increases) in Operating Assets:
             Receivable from Brokers, Dealers, and
             Clearing Organizations                         (811,782,857)    (201,810,448)
             Receivable from Customers                      (158,394,036)     (81,584,535)
             Securities Owned                                 (8,716,307)        (866,677)
             Other Assets                                     (1,405,153)       4,464,758
         Increases (Decreases) in Operating Liabilities:
             Money Borrowed From Banks                       (27,050,000)      (2,500,000)
             Drafts Payable                                  (34,219,076)       3,216,576
             Payable to Brokers, Dealers, and
             Clearing Organizations                          913,683,958      283,272,260
             Payable to Customers                            100,269,419       (8,740,550)
             Securities Sold, But Not Yet Purchased           (2,151,415)       2,159,321
             Income Taxes Payable                             (1,608,757)      (4,578,449)
             Accrued Expenses and Other Liabilities            2,557,091       (2,651,657)
                                                        ----------------------------------
             NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                              4,824,034       12,466,179
                                                        ----------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends Paid on Common Stock                       (3,151,001)      (2,362,528)
         Cash Paid in Lieu of Shares Issued on  Account
          of 5% Stock Dividend                                    (4,333)        -
         Proceeds from Issuance of Common Stock Under
          Stock Option Plan and Related Tax Benefits            -                 229,532
         Sale of Treasury Stock Under Stock Option Plan
           and Related Tax Benefits                            1,121,185         -
         Purchase of Treasury Stock                             -              (1,167,500)
                                                        ----------------------------------
             NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                             (2,034,149)      (3,300,496)
                                                        ----------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for Purchase of Funiture, Equipment
          and Leasehold Improvements                          (1,011,724)      (4,761,809)
                                                        ----------------------------------
             NET CASH USED IN INVESTING ACTIVITIES            (1,011,724)      (4,761,809)
                                                        ----------------------------------
             NET INCREASE (DECREASE) IN CASH AND CASH
             EQIVALENTS                                        1,778,161        4,403,874

        CASH AND CASH EQUIVALENTS AT THE BEGINNING
         OF THE YEAR                                          46,230,544       29,314,965
                                                        ----------------------------------
             CASH AND CASH EQUIVALENTS AT THE END OF
             THE PERIOD                                      $48,008,705      $33,718,839
                                                        ==================================

        SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION:
         Cash Paid During the Year For:
           Interest                                          $27,922,638      $19,857,548
           Income Taxes                                       28,484,159       16,242,800
        Noncash Financing and Investing Activities:
           5% Stock Dividend Declared                        $13,236,023         -
           Issuance of Common Stock Pursuant to
           Stokes, Hoyt & Co. Acquisition                         $1,947         -


        The accompanying notes are an integral part of these statements.


             THE QUICK & REILLY GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



    1.   Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, in opinion of management, necessary for a fair presentation of results for the interim periods presented. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1993 Annual Report which is incorporated by reference on Form 10-K.

    2.   Commitments and Contingencies

         Margin requirements of $30,310,000 with a clearing corporation at November 26, 1993, have been satisfied by obtaining letters of credit of $33,000,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of the management , based on discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the financial condition of the Company.

    3.   Earnings Per Share

         On April 12, 1993, the Company declared a 5% stock dividend on the Company's common stock. The shares issued to effect the stock dividend were distributed on July 15, 1993 to shareholders of record on June 14, 1993.

         All per share amounts for earnings prior to April 12, 1993, have been adjusted to give effect to this transaction. Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for each quarter, after giving effect to the transaction described above for per share amounts prior to April 12, 1993.

    4.   Income Taxes

         For three months ended November 26, 1993, the effective income tax rate differs from the expected Federal tax rate applied to income before income taxes primarily due to state and local taxes.



    5.   Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc., three subsidiaries are subject to certain capital rules of both the SEC and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may require a member to reduce its business or prohibit a member from expanding its business and declaring dividends as its net capital approaches specified levels. As of November 26, 1993, the subsidiaries had net capital, in the aggregate, of $140,188,000, which exceeded aggregate minimum net capital requirements by $111,742,000.

    6.   Dividend Declared

         On October 3, 1993, the Board of Directors declared a cash dividend of $0.10 per share payable on January 2, 1994 to holders of record on December 1, 1993.

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

         Total Assets of the Quick & Reilly Group, Inc. increased $979,803,000 or 71% for November 26, 1993 versus February 28, 1993. Receivable From Brokers, Dealers and Clearing Organizations increased $811,783,000 or 115% primarily due to increases in stock borrowed activity. Receivable From Customers increased $158,394,000 or 29% due to increased trading activities. U.S. Government Securities increased $1,142,000 or 23% due to increases in clearing organization depository requirements. Municipal bonds increased $5,422,000 or 15% due to increased investment in Municipals in lieu of lower yielding cash equivalents.

         Total Liabilities of the Company increased $951,481,000 or 79% for November 26, 1993 versus February 28, 1993. Money
    Borrowed From Banks decreased $27,050,000 or 96% due to the increase in stock loan activities, as did Drafts Payable, decreasing $34,219,000 or 74%. Payable to Brokers, Dealers and
    Clearing Organizations increased $913,684,000 or 113% due to the increase in stock loan activity. Payable to Customers increased $100,269,000 or 36% primarily due to increases in customer free credit balances and trading activities. Accrued Expenses and Other Liabilities increased $2,557,000 or 9% due to the increased volume of business and its related costs.

         Total Revenue for the third quarter ended November 26, 1993 increased $24,080,000 or 54% compared to the corresponding third quarter ended November 27, 1992. The nine month comparison shows a Total Revenue increase of $56,124,000 or 41%. Commission and Clearance Income increased $10,466,000 or 36% for the three month comparison and $28,322,000 or 33% for the ninth month comparison of Fiscal 1994 versus Fiscal 1993. The increases are due to an increase in volume in the securities markets. Interest Income increased $7,708,000 or 70% for the three month period and $13,087,000 or 38% for the nine month period due to increased customer margin debits and increased stock borrowed activities. Interest Expense increased $5,536,000 or 99% for the three month period and $9,074,000 or 51% for the nine month period primarily due to increased stock loan activities. Specialist Trading and Commissions increased $5,165,000 or 127% for the three month comparison and $14,567,000 or 132% for the nine month comparison due to more favorable market conditions and the merger of Stokes, Hoyt & Co. into JJC Specialist Corp. Other Revenues increased $741,000 or 102% for the three month period primarily due to increases in trading income.
         Total Expenses for the third quarter ended November 26, 1993 increased $14,205,000 or 41% and increased $31,406,000 or 31% for the nine month period comparison. Employee Compensation and Benefits increased $6,219,000 or 42% for the three month comparison and $15,424,000 or 37% for the nine month comparison due to the Stokes, Hoyt & Co. merger, and increases in incentive compensation. Brokerage, Exchange and Clearance Fees increased $373,000 or 15% for the three month comparison and $1,267,000 or 16% for the nine month comparison due to the increased trading volume. Data Processing and Equipment Rental increased $906,000 or 28% for the three month comparison and $2,362,000 or 24% for the nine month comparison also due to the increase in volume. Printing, Postage, Stationery and Office Supplies increased $408,000 or 39% for the three month comparison and $1,852,000 or 59%, for the nine month comparison, due to increased volume, as did Other Expenses, increasing $391,000 or 13% for the three month comparison and $553,000 or 6% for the nine month comparison. Rent and Occupancy increased $247,000 or 19% for the three month comparison and $621,000 or 17% for the nine month comparison primarily due to additional branch openings for Quick & Reilly, Inc.

                          SIGNATURES
                          ---------


        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               THE QUICK & REILLY GROUP, INC.

                                BY: -------------------
                                   Leslie C. Quick, Jr.
                                   Chairman of the Board
                                   Chief Executive Officer

                                BY: -------------------
                                   Leslie C. Quick, III
                                   President