Form 10-K
period 1994-02-28
QUICK & REILLY GROUP INC /DE/
filed 1994-05-31
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549

                       FORM 10-K
                     ANNUAL REPORT
          Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the fiscal year ended           Commission file
February 28, 1994                    number 1-8517

          THE QUICK & REILLY GROUP, INC.
(Exact name of registrant as specified in its charter)

         DELAWARE                   13-3082841
(State or other jurisdiction of     (I.R.S. employer
incorporation or organization)      identification no.)

230 South County Road, Palm Beach, Florida    33480
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code
 (407) 655-8000

Securities registered pursuant to Section 12(b) of the
 Act:
                              Name of each exchange on
Title of each class                which registered
Common Stock, par value $.10   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the
 Act:    None
     (Title of class)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements
for the past 90 days.
                            Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. (X)




The aggregate market value of voting stock held by non-affiliates of the registrant is $185,957,205 at May
11, 1994.

                          11,121,075
         (Number of shares of common stock outstanding
                         at May 11, 1994)


Documents Incorporated by Reference          Form 10-K
Annual Report to Shareholders for          Parts II, IV
  year ended February 28, 1994
Proxy Statement for Annual Meeting           Part III
  of Shareholders - June 28, 1994

                         PART I
Item 1.   Business
          (a)  General Development of Business
          The Quick & Reilly Group, Inc. (the
"Company") was originally incorporated in New York on June 25, 1981. The Company was reincorporated in
Delaware in 1987. It is a holding company owning all of the capital stock of its primary subsidiaries:
Quick & Reilly, Inc., U.S. Clearing Corp., and JJC
Specialist Corp.
          Quick & Reilly, Inc. ("Q&R") was incorporated in New York on March 1, 1974. Q&R became a member organization of The New York Stock Exchange, Inc.
("NYSE") on May 2, 1974, and became the first member organization to offer substantially discounted commission rates to individual investors following the elimination of fixed commission rates by the Securities and Exchange Commission (the "SEC") on May
1, 1975.
          U.S. Clearing Corp. ("U.S. Clearing") was incorporated in New York on December 22, 1978 as a subsidiary of Q&R and began clearing customer securities transactions in March 1979.
          JJC Specialist Corp. ("JJC Specialist") was incorporated in New York as a subsidiary of the Company on September 10, 1982, and conducts specialist operations on the floor of the NYSE, along with JJC
Specialist Partners, the partnership acquired as a result of the merger of the Stokes, Hoyt & Co.
specialist operations with JJC Specialist in December
1992.
          Q&R, U.S. Clearing, and JJC Specialist (the
"primary subsidiaries") as well as JJC Specialist
Partners, are member organizations of the NYSE and are registered as broker-dealers with the SEC. Q&R and U.S. Clearing are members of the National Association of Securities Dealers (the "NASD"). U.S. Clearing is also a member of the American Stock Exchange (the
"AMEX"), Boston Stock Exchange, Philadelphia Stock
Exchange, Pacific Stock Exchange, Midwest Stock
Exchange and Chicago Board Options Exchange.  Q&R,
U.S. Clearing, JJC Specialist and JJC Specialist
Partners are members of the Securities Investor
Protection Corporation, which provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.
U.S. Clearing has also arranged for an additional $24.5 million worth of protection per customer on securities through the Aetna Casualty & Surety Co.
          (b)  Financial Information about Industry
               Segments
          The Company operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.
          (c)  Narrative Description of Business
          The following table sets forth consolidated revenues of the Company, and the number of branch offices of Q&R in operation at year-end, on a comparative basis for its last three fiscal years:

                      Fiscal Year Ended the Last Day of February,
                          1994                1993              1992
                    AMOUNT         %     AMOUNT       %    AMOUNT         %

Commissions (Net
  of clearance
  fees) (1)        $116,127,964  43.8   $95,033,443  48.5  $75,493,098  49.0
Clearance
  Income (1)         38,039,653  14.3    28,915,075  14.8   26,277,226  17.1
Interest             68,336,767  25.8    47,334,287  24.2   35,558,585  23.1
Specialist Trading
 and Commissions     37,869,617  14.3    19,083,325   9.7   13,243,651   8.6
Other                 4,821,607   1.8     5,567,901   2.8    3,446,396   2.2

  TOTAL REVENUES   $265,195,608  100%  $195,934,031  100% $154,018,956  100%


Number of Q&R
  Offices                    97                  82                 74

<F1>
(1) Amounts for the fiscal years ended on the last day of February 1993 and 1992 have been restated to conform with the current year's presentation.

Discount Brokerage Services
          On May 1, 1975, the SEC eliminated all fixed commission rates on securities transactions. Although this resulted in an immediate and substantial reduction in commission rates charged to institutional customers, rates charged to individual retail customers by the full-service national brokerage firms were not reduced.
In mid-1975, Q&R's management perceived that an opportunity existed for firms willing to offer brokerage services at commission rates substantially below the pre-1975 fixed rates, and Q&R began offering such services.
          The discount brokerage service offered by Q&R is based on the principle that there are many investors who wish to conduct their own research and make their own investment decisions, and do not wish to pay for education or assistance. Q&R's management perceives that these investors basically wish to have their orders executed at the best possible price, and to have their transactions cleared and their accounts maintained - all at the lowest commission rate consistent with a professional level of service. Q&R, together with the clearing operation U.S. Clearing, is able to provide all of these services.
          Q&R reaches the self-directed investor
through a combination of customer referrals and national and regional advertising (generally in financially oriented publications, radio and television). When an individual responds to a referral or advertising, he or she receives a booklet describing
Q&R's services and its commission schedule, as well as a new account form for opening a cash or margin account. An account is established when the application is returned and the initial transaction takes place.
          An extensive branch office system has been established by Q&R for the many investors who prefer to be close to their broker. The branch office provides
Q&R with a presence in the community and provides the client with the opportunity to visit the office. The investor may also contact the branch office by calling a toll-free phone number. A client is assigned his own
Account Executive.
          From a single office in New York in 1974, Q&R has grown to a total of 97 offices nationwide. Fifteen new offices were opened during the fiscal year ended
February 28, 1994. These offices are located in Syracuse, White Plains, and Forest Hills, New York;
Salt Lake City, Utah; Glendale, Fresno, Rancho
Bernardo, and downtown San Diego, California; King of
Prussia, Pennsylvania; Bethesda, Maryland; Dayton,
Ohio; Greenville and Columbia, South Carolina; San
Antonio, Texas; and Port Richey, Florida.
          Q&R's Account Executives have access to the latest electronic display equipment and to direct lines to the floors of various exchanges to obtain current price quotations. Q&R has a policy against Account
Executives giving investment advice or opinions. Q&R executes orders for its customers in listed and unlisted common and preferred stocks, debt securities and options.
          Q&R also has available various money market and mutual funds that are provided by outside vendors, representing 77 mutual fund families, of which there are in excess of 1,500 individual funds, including 135 no-load funds.
          After price information is given, the
customer's order is taken by the Account Executive and executed, confirmed (both verbally and in writing) and the transaction is cleared by U.S. Clearing. At the end of each month in which the customer effects a trade, he or she is sent a statement that contains, in addition to standard information, market value, estimated annual yield and dollar income for each security as well as for the portfolio, and the amount of margin interest charged and dividends or interest earned.
     Q&R offers a service that allows customers with personal computers to monitor and manage their portfolios twenty-four hours a day without talking to an Account Executive. The "Quick Way" system enables customers to receive quotes, to have access to timely market and research information, and to enter orders that are electronically routed through a Q&R office to the proper market for execution.
          The ability to obtain the best execution of an order is of the utmost importance to a customer, and to ensure that this is accomplished, Q&R and U.S.
Clearing, through their exchange memberships, have direct wire access to the trading floors of all major exchanges and also interface electronically with the latest automated execution and order routing facilities.
          The Company believes that Q&R's advertising has played a role in expanding the firm's customer base. Advertising expenses for the fiscal years ended in 1994, 1993 and 1992 were $6,226,000, $6,010,000, and
$4,972,000, respectively.
Clearing Services
          U.S. Clearing, which became operational in 1979, maintains accounts and clears securities transactions for (1) customers of Q&R and (2) customers introduced by other brokerage firms and by banks
(theintroducing party being commonly known as a "correspondent" broker). When a customer of Q&R or of a correspondent broker opens an account, the account is physically maintained by U.S. Clearing, as agent for Q&R or the correspondent broker.
          U.S. Clearing clears all securities
transactions for Q&R's customer accounts and presently carries accounts and clears transactions for 179 correspondent brokers. The competition to obtain clearing agreements with correspondent brokers is intense, and U.S. Clearing competes in this respect with a number of highly visible, large, well-financed clearing firms. Contacts between U.S. Clearing and potential correspondent brokers are made by advertising, referrals and solicited calls. Price, services, diversity of data processing programs and applications, and reputation are the main bases of competition. Although U.S. Clearing's prices are not the lowest in the industry, management believes that U.S. Clearing's service and systems are competitive.
     The following table sets forth clearance income, number of securities transactions processed and number of correspondents for U.S. Clearing for the periods shown:

                             Fiscal Year Ended the Last Day of February
                                   1994              1993              1992

Clearance Income
 Q&R and JJC Specialist(1)(2)    $22,099,510      $17,404,922      $15,095,085
 Correspondents                   33,410,169       25,883,324       23,187,910
     Total                       $55,509,679      $43,288,246      $38,282,995

Transactions
  Q&R, JJC Specialist
   and Correspondents (1)(2)       4,446,155        2,954,122        2,720,712
Correspondents - Number
  at Year End                         179              165               120

<F1>

(1) JJC Specialist started clearing through U.S.
    Clearing in September 1991.
<F2>
(2) Includes JJC Specialist Partners transactions for the fiscal year ended February 28, 1994, and for the two months ended February 28, 1993.

  Electronic data processing is an integral part of the Company's entire brokerage operations, particularly of U.S. Clearing's operations. Although the Company owns or leases all of the data processing hardware necessary to input trading and back-office data, it relies on a data processing service bureau for programming and main frame computer capabilities.
Management thus far has been satisfied with the service bureau's performance, but there can be no assurance of satisfactory performance in the future.
          The Company believes that U.S. Clearing's internal controls and safeguards against risk of securities theft are adequate. U.S. Clearing relies upon certificate counts, microfilming procedures, and video cameras recording movements in high security areas as deterrents to securities theft. In addition, as required by the NYSE and certain other regulatory authorities, U.S. Clearing carries a fidelity bond covering loss or theft. The total coverage of $20,000,000 (with a $250,000 deductible provision per incident) is believed to be adequate.
Customer Financing
          Customers of Q&R and of U.S. Clearing's
correspondent brokers may effect transactions either on a cash or margin basis. In an account authorized for margin trading, Q&R and U.S. Clearing may lend its customers an amount up to that permitted by the Federal
Reserve Board, currently 50% of the market value of securities purchased (Regulation T). The amount of the loan is also subject to NYSE margin requirements and the firm's internal policies, which in some instances are more stringent than Regulation T and NYSE requirements.
          "Short" sales of securities represent sales of borrowed securities and obligate the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity, applicable margin requirements, and the availability of such securities to be borrowed and delivered.
          Interest is charged on the amount borrowed by customers to finance their margin transactions.
Interest charged on customer accounts represented a major component of the Company's gross revenues for the fiscal year ended February 28, 1994.
          Secured borrowings, subordinated loans and equity capital are the primary sources of funds to finance customer margin account borrowings. U.S.
Clearing also uses cash balances in customer accounts, known as free credit balances, to finance customer margin account balances. As of February 28, 1994, customer free credit balances available to U.S.
Clearing aggregated more than $248,000,000.  U.S.
Clearing pays interest on approximately $152,000,000 of
 these funds.
          The amount of the Company's net interest revenues from financing margin transactions and from free credit balances is affected not only by the volume of business but also by fluctuations in prevailing interest rates.
Specialist Business
          JJC Specialist Corp. is a wholly-owned
subsidiary of the Company. The unit consists of 23 specialists who are members of the NYSE that make markets in 132 common stocks and 27 preferred stocks.
Each specialist unit is obligated by NYSE rules to maintain a fair and orderly market in those stocks in which it is registered. It does so by purchasing and selling stocks at times of demand and supply. The specialist, therefore, becomes the central figure in the auction market.
          The business provides an opportunity for profits but also involves a high degree of risk during market volatility. At present, there are 40 specialist units that compete in the allocation process for new stocks.
          On December 24, 1992, JJC Specialist Corp.
acquired through merger the partnership of Stokes, Hoyt
& Co., a specialist on the floor of the NYSE. This unit became JJC Specialist Partners and was merged into JJC Specialist Corp. on March 1, 1994.
          The following table sets forth the
highest,lowest and average month-end long and short positions of the Company's specialist business ending
February 28, 1994:

                                                       Average Month-End
   Highest Position            Lowest Position             Position
    Long         Short        Long        Short         Long        Short


$14,523,969 $15,682,223   $8,620,452   $4,829,969  $11,519,470  $7,307,867



Competition
          All aspects of the Company's business are highly competitive. Competition within the securities industry is principally based on the price and quality of the products and services offered, financial resources, and the Company's reputation within the investing community. There is also competition to attract and retain personnel within the securities industry. Competition for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies and investment advisory companies. It is likely that competition from these institutions will intensify as they expand their brokerage, clearance and specialist services.
Regulation
          The Company's primary subsidiaries are
subject to various federal and state laws which specifically regulate their activities. The primary purpose of these requirements is to enhance the protection of customer assets rather than the Company's stockholders. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from the primary subsidiaries.
These laws and regulatory requirements generally subject the primary subsidiaries to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, recordkeeping and business practices, the handling of customer funds resulting from securities transactions and the extension of credit to customers on margin transactions. Infractions of these rules and regulations may result in suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of the primary subsidiaries' businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of the primary subsidiaries' activities. Additional information regarding regulation is set forth in Note 12 of the Notes to Consolidated Financial Statements under the caption "Capital Requirements". Such information is incorporated by reference.

Employees
          As of February 28, 1994, the Company and its subsidiaries had 926 employees, including full-time and part-time employees. Of these, 362 acted as Account Executives for Q&R. The Company's executive management group consists of six executive officers.
The Company believes its relations with its employees are good.

          (d)  Financial Information about Foreign and
               Domestic Operations and Export Sales

          Not applicable.

Item 2. Properties
          The headquarters of the Company is located at 230 South County Road, Palm Beach, Florida 33480. The offices of its primary subsidiaries are located at 26
Broadway, New York, New York 10004, under a lease expiring in 2002. Q&R's 97 branch offices are located in 33 states and the District of Columbia. Those offices are located in premises covered by leases that expire on various dates through 2003.

Item 3.  Legal Proceedings
          In the ordinary course of their securities business, certain of the Company's subsidiaries have been named as defendants in a number of lawsuits and arbitration proceedings. In the opinion of management, based on discussions with counsel, the resolution of such lawsuits and arbitration proceedings will not in the aggregate have a material adverse effect on the financial condition or the results of operations of the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security
         Holders
          No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended February 28, 1994.

                         PART II
Item 5.  Market for the Registrant's Common
         Equity and Related Stockholder Matters

         The information required herein is reported on page 24 of the Company's Annual Report to Stockholders for the year ended February 28, 1994, and is incorporated herein by reference.

Item 6.  Selected Financial Data
         The information required herein is reported on page 1 of the Company's Annual Report to Stockholders for the year ended February 28, 1994, and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The information required herein is reported on pages 11 and 12 of the Company's Annual Report to Stockholders for the year ended February 28, 1994, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         The information required herein is reported on pages 13 through 23 of the Company's Annual Report to Stockholders for the year ended February 28, 1994, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                        PART III

Item 10.  Directors and Executive Officers of
          the Registrant
          The information required herein will be
reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June
28, 1994, which will be filed on or before June 28, 1994, and is incorporated herein by reference.
          The Company's executive officers hold office until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The executive officers devote substantially all of their business efforts to the affairs of the Company. The following table sets forth the name, age and position with the Company of the executive officers.

Name                     Age       Position

Leslie C. Quick, Jr.     68        Chairman of the
                                   Board of Directors,
                                   Chief Executive
                                   Officer, Chief
                                   Financial Officer
                                   and Director

Peter Quick              38        Director and
                                   President

Leslie C. Quick III      41        Director, Vice
                                   President and
                                   Treasurer

Christopher C. Quick     37        Director and Vice
                                   President

Thomas C. Quick          39        Director, Assistant
                                   Treasurer and Vice
                                   President

Pascal J. Mercurio       55        Director and Vice
                                   President


          Leslie C. Quick, Jr. is the founder of the Company and served as President, Chief Executive
Officer and a director from its organization in 1981 until June 1986. In April 1983, he was elected
Chairman of the Board of Directors of the Company. He has served as President and Chief Executive Officer of Q&R from its organization in 1974 until June 1986 and as a director from 1974 until March 1993. He has served as President and Chief Executive Officer of U.S.
Clearing from January 1979 to May 1981, and as a director from January 1979 to May 1993. Mr. Quick has also served as Treasurer and a director of JJC
Specialist from September 1982 until March 1990, and as
President and Chief Executive Officer from March 1983 until June 1986. Mr. Quick has also served as President and as a director of Q&R Charter, Inc. since
December 1982.
          Peter Quick, a son of Leslie C. Quick, Jr., became a director of the Company in November 1982 and was elected President in March 1994. Mr. Quick has served as a Vice President from June 1985 until his election as President in March 1994. He was named Vice
President of U.S. Clearing in May 1987. He served in that capacity until May 1990 when he became President of U.S. Clearing, which position he held until March
1994 when he was elected President of the Company and Vice President of U.S. Clearing.
          Leslie C. Quick III, a son of Leslie C.
Quick, Jr., has served as Vice President since March
1994, Treasurer since February 1985 and as Assistant
Secretary and a director since July 1981. Mr. Quick served as President of the Company from June 1986 to March 1994, at which time he was elected President of U.S. Clearing and became a Vice President of the Company. He also serves as Vice President, Treasurer,
Secretary and a director of Q&R. He has served as Secretary and Assistant Treasurer of JJC Specialist.
          Christopher C. Quick, son of Leslie C. Quick,
Jr., has served as a Vice President of the Company since 1988 and as a director since November 1982. Mr.
Quick has served as President of JJC Specialist since June 1986 and as a director since its organization in September 1982. From September 1982 until June 1986, Mr. Quick served as Vice President -
Trading of JJC Specialist. He is a member of the NYSE and serves as a registered specialist in the specialist book managed by JJC Specialist.
          Thomas C. Quick, a son of Leslie C. Quick,
Jr., has served as Vice President and a director of the Company since July 1981. In addition, Mr. Quick has served as Vice President and director of U.S. Clearing since May 1982 and as Assistant Treasurer of that corporation since May 1985. Mr. Quick joined Q&R in
1977, became Vice President and a director in May 1981 and was elected President of that corporation in June
1986.
          Pascal J. Mercurio has been a director of the Company since July 1981 and a director of Q&R since
March 1980. He joined U.S. Clearing as a director and Executive Vice President upon its organization in January 1979. Since that time he has served in various capacities and in May 1990, he became U.S. Clearing's Chairman of the Board and Chief Executive Officer.

Item 11.  Executive Compensation
          The information required herein will be
reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June
28, 1994, which will be filed on or before June 28, 1994, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

          The information required herein will be
reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held
June 28, 1994, which will be filed on or before June
28, 1994, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related
          Transactions
          The information required herein will be
reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June
28, 1994, which will be filed on or before June 28, 1994, and is incorporated herein by reference.


                        PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)(1)    The following report and consolidated
          financial statements are incorporated by reference from the Registrant's 1994 Annual
          Report to Stockholders and filed as part of this Report:

          Report of Independent Public Accountants

          Consolidated Financial Statements:

               Consolidated Statements of Financial
               Condition - February 28, 1994 and
               February 28, 1993

               Consolidated Statements of Income for
               the Years Ended the last day of February
               1994, 1993 and 1992

               Consolidated Statements of Changes in
               Shareholders' Equity for the Years Ended
               the last day of February 1994, 1993 and
               1992

               Consolidated Statements of Cash Flows
               for the Years Ended the last day of
               February 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

(a)(2)    The following is a list of financial
          statement schedules filed as part of this report beginning on page 27:

          Schedule I - Marketable Securities - Other
                       Investments

          Schedule III - Condensed Financial
                         Information of Registrant

          Schedule IX - Short-Term Borrowings

          Report of Independent Public Accountants on
          Schedules


(a)(3)    See accompanying Index to Exhibits

(b) No reports on Form 8-K were filed by the Registrant during the last fiscal quarter of the fiscal year covered by this Report.


(c) The following is a list of all Exhibits filed as part of this Report:

Exhibit No.    Description                         Page
   3.1         Amended By-Laws previously filed
               and herein incorporated by reference.

   3.2         The Company's restated certificate of
               incorporation was filed as exhibit 4.1
               to the Company's Registration Statement
               on Form S-8, Registration No. 33-28345,
               and is hereby incorporated by reference.

   4.1         Instruments defining the rights of
               security holders were filed as
               exhibits 4.1 and 4.2 to the Company's
               Registration Statement on Form S-1,
               Registration No. 2-83667, and Exhibit
               4.3 to the Company's Registration
               Statement on Form S-8, Registration No.
               33-28345,and are hereby incorporated by
               reference.

  10.1         Material contracts were filed as
               exhibits 10.4 and 10.5 to the Company's
               Registration Statement on Form S-1,
               Registration No. 2-83667, and are hereby incorporated by reference.

  10.2         Agreement and Plan of Merger
               (Reincorporation Merger Agreement) was
               filed as Exhibit A to the Company's
               Notice of Annual Meeting of Stockholders and Proxy Statement for the June 23,
               1987 Annual Meeting of Stockholders.
               Restated Certificate of Incorporation of
               The Quick & Reilly (Delaware) Group,
               Inc. was filed as Exhibit B to the
               Company's Notice of Annual Meeting of
               Stockholders and Proxy Statement for the June 23, 1987 Annual Meeting of
               Stockholders.  By-Laws of The Quick &
               Reilly (Delaware) Group, Inc. was filed
               as Exhibit C to the Company's Notice of
               Annual Meeting of Stockholders and Proxy
               Statement for the June 23, 1987 Annual
               Meeting of Stockholders.

  10.3         Quick & Reilly Stock Option Plan was
               filed as Appendix A to the Company's
               Notice of Annual Meeting of Stockholders for the fiscal year ended February 28, 1991.

  13.1         Annual Report to Stockholders for     36
               the year ended February 28, 1994.
               With the exception of the information
               incorporated By reference into Items, 5, 6, 7, and 8 of this Form 10-K, the
               Annual Report to Stockholders for the
               year ended February 28, 1994 is not
               deemed filed as part of this report for
               the purposes of Section 18 of the
               Securities Exchange Act of 1934, as
               amended.

  22.1         A list of the Company's subsidiaries. 63


                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE QUICK & REILLY GROUP, INC.


BY  PETER QUICK                    Dated:  May 19, 1994
  Peter Quick, President

     Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



LESLIE C. QUICK, JR.               Dated:  May 19, 1994
Leslie C. Quick, Jr.
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer
and Director


PETER QUICK                        Dated:  May 19, 1994
Peter Quick
President and Dirctor




THOMAS C. QUICK                    Dated:  May 19, 1994
Thomas C. Quick
Director, Vice President
and Assistant Treasurer


CHRISTOPHER C. QUICK               Dated:  May 19, 1994
Christopher C. Quick
Vice President and Director


LESLIE C. QUICK III                Dated:  May 19, 1994
Leslie C. Quick III
Vice President, Treasurer and Director


ALEXANDER BENISATTO                Dated:  May 19, 1994
Alexander Benisatto
Director


RICHARD G. BRODRICK                Dated:  May 19, 1994
Richard G. Brodrick
Director



THOMAS E. CHRISTMAN                Dated:  May 19, 1994
Thomas E. Christman
Director



ARLENE B. FRYER                    Dated:  May 19, 1994
Arlene B. Fryer
Secretary and Director


HENRY P. KILROY                    Dated:  May 19, 1994
Henry P. Kilroy
Director


CLIFFORD W. MAYS                   Dated:  May 19, 1994
Clifford W. Mays
Director


PASCAL J. MERCURIO                 Dated:  May 19, 1994
Pascal J. Mercurio
Vice President and Director



ROBERT J. RABINOFF                 Dated:  May 19, 1994
Robert J. Rabinoff
Controller and Principal Accounting
Officer


             THE QUICK & REILLY GROUP, INC.

              INDEX TO FINANCIAL STATEMENTS
             AND FINANCIAL STATEMENT SCHEDULES

                                          Reference

                                               Annual
                                              Report to
                                               Stock-
                                     Form      holders
                                     10-K      (page)


Financial Statements


Consolidated Statements of Financial
  Condition at February 28, 1994
  and February 28, 1993                          13

For each of the three fiscal years in
  the period ended February 28, 1994:

  Consolidated Statements of Income              14

  Consolidated Statements of Changes
    in Shareholders' Equity                      15

  Consolidated Statements of Cash Flows          16


Notes to Consolidated Financial Statements       17 - 21

Report of Independent Public Accountants         22


Supplementary Information:

  Quarterly Financial Data (unaudited)           23

Common Stock Data                                24

Schedules

Report of Independent Public
 Accountants on Schedules            35

  I - Marketable Securities -
      Other Investments             27-28

III - Condensed Financial
      Information of Registrant     29-33

 IX - Short-Term Borrowings          34


            THE QUICK AND REILLY GROUP, INC.

            INDEX TO FINANCIAL STATEMENTS AND
              FINANCIAL STATEMENT SCHEDULES

                      (Item 14(a))

     Information presented in the schedules pertains only to continuing operations unless otherwise stated.
     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Stockholders of The Quick & Reilly Group, Inc. for the year ended
February 28, 1994, are hereby incorporated by reference.


          SCHEDULE I - MARKETABLE SECURITIES -- OTHER INVESTMENTS
                    THE QUICK & REILLY GROUP, INC.
                           February 28, 1994


                              Number of
                              Shares or                     Market
                              Units-                        Value of Each
                              Principal                     Issue at
                              Amount of     Cost            Statement
                              Bonds         of Each         Financial
                              And Notes     Issue (1)     Condition Date
Category

Securities Owned at
February 28, 1994
 were as follows:


United States
 Government Obligations      8,740,000     $8,990,705       $8,990,705


Municipal Obligations:
   Illinois Educational
    Facility                 7,205,000     $7,205,000       $7,205,000
   State Obligations           400,000        427,992          427,992
   Obligations of
    Political
    Commonwealths
    and Subdivisions
    of States               35,045,000     36,163,374       36,163,374

           TOTALS                         $43,796,366      $43,796,366



Other Marketable
 Securities:
  Corporate Stocks         100 Issues     $11,977,085      $11,977,085
   Mutual Funds              1 Issue           20,782           20,782


           TOTALS                         $11,997,867      $11,997,867

Securities Sold, But
 Not Yet Purchased at
 February 28, 1994
 were as follows:

Other Marketable
 Securities:
  Corporate Stocks         62 Issues      $8,059,125       $8,059,125
<F1>
     (1) The Company records its marketable securities at market.

          SCHEDULE I - MARKETABLE SECURITIES -- OTHER INVESTMENTS

                        THE QUICK & REILLY GROUP, INC.
                             February 28, 1993

                          Number of
                          Shares or                  Market
                          Units  -                   Value of Each
                          Principal                  Issue at
                          Amount of     Cost         Statement of
                          Bonds         of Each      Financial
                          And Notes     Issue (1)   Condition Date
Category

Securities Owned at
 February 28, 1993
  were as follows:

United States
  Government
  Obligations             4,725,000     $4,879,596   $4,879,596

Municipal
 Obligations:
  Illinois Educational
   Facility               7,340,000     $7,340,000   $7,340,000
  State Obligations         400,000        435,480      435,480
  Obligations of
   Political
   Commonwealths and
   Subdivisions
   of States             27,285,000     27,895,650   27,895,650

       TOTALS                          $35,671,130  $35,671,130

Other Marketable
 Securities:
  Corporate Stocks       112 Issues    $14,485,168  $14,485,168
    Mutual Funds           1 Issue          19,687       19,687
    Options               28 Issues        777,000      777,000

       TOTALS                          $15,281,855  $15,281,855

Securities Sold,
 But Not Yet
 Purchased at
 February 28, 1993
 were as follows:


Other Marketable
 Securities:
  Corporate Stocks       60 Issues    $10,890,920  $10,890,920
    Options              55 Issues      1,009,488    1,009,488

       TOTALS                         $11,900,408  $11,900,408

<F1>
     (1) The Company records its marketable securities at market.


                                                         Schedule III
                                                            (page 1)

                    Condensed Financial Information of Registrant
                            The Quick & Reilly Group, Inc.
                                (Parent Company Only)
                     CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                              February      February
                                                1994          1993
ASSETS

Cash and Cash Equivalents                 $1,479,038   $10,998,399
Securities Owned - At Market Value:
  Municipal                               23,585,782    19,759,178
  Other                                       20,782        19,687
Receivable From Subsidiaries               1,296,850     2,387,826
Investments in Subsidiaries, at Equity   181,679,430   140,783,479
Other Assets                               4,250,603     2,867,692

     TOTAL ASSETS                       $212,312,485  $176,816,261


LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to Subsidiaries                   $3,274,549    $4,046,533
Accrued Expenses and Other Liabilities     4,080,399     3,444,198

     TOTAL LIABILITIES                     7,354,948     7,490,731

Shareholders' Equity
     Preferred Stock, $.01 Par Value;
       Authorized 1,000,000 Shares,
       None Issued and Outstanding             -             -
     Common Stock, $.10 Par Value;
       Authorized 20,000,000 Shares,
       Issued 11,237,475 shares in
       1994 and 10,176,937 Shares
       in 1993                             1,123,748     1,017,693
     Paid-in Capital                      74,179,352    41,576,880
     Retained Earnings                   131,584,887   127,898,457

                                         206,887,987   170,493,030
     Less: Common Stock in Treasury
       at Cost - 69,400 shares in
       1994 and 60,000 shares in
       1993                              (1,930,450)   (1,167,500)

       TOTAL SHAREHOLDERS' EQUITY       204,957,537   169,325,530

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY          $212,312,485  $176,816,261


    See notes to Condensed Financial Information.

                                                                 Schedule III
                                                                    (Page 2)

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             THE QUICK & REILLY GROUP, INC.
                                  (Parent Company Only)
                              CONDENSED STATEMENTS OF INCOME
                                   Fiscal Year Ended the Last Day of February

                                        1994           1993           1992
REVENUES
  Management fees from
    Subsidiaries                     $1,942,003     $1,664,500     $1,390,000
  Interest from
    Subsidiaries                      1,560,000      1,560,000      1,560,000
  Other                               1,203,652      1,901,829      1,931,089

     TOTAL REVENUES                   4,705,655      5,126,329      4,881,089

EXPENSES
  Employee Compensation
    and Benefits                      1,678,306      1,953,424      1,187,324
  Interest                                    0         10,562        321,740
  Rent and Other
    Occupancy                            62,973         21,239         39,449
  Professional Services                 240,742        119,453        192,936
  Other                                 696,910        438,615        352,343

     TOTAL EXPENSES                   2,678,931      2,543,293      2,093,792

     INCOME BEFORE PROVISION
       FOR INCOME TAXES AND
       EQUITY IN EARNINGS OF
       SUBSIDIARIES                   2,026,724      2,583,036      2,787,297

Provision for Income Taxes              434,663        514,546        871,216

     INCOME BEFORE EQUITY IN
     EARNINGS OF SUBSIDIARIES         1,592,061      2,068,490      1,916,081

Equity in Earnings of
  Subsidiaries                       40,898,951     26,626,339     20,767,579

     NET INCOME                     $42,491,012    $28,694,829    $22,683,660


         See Notes to Condensed Financial Information.

                                                             SCHEDULE III
                                                                (Page 3)

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE QUICK & REILLY GROUP, INC.
                               (Parent Company Only)
                        CONDENSED STATEMENTS OF CASH FLOWS

                               Fiscal Year Ended the Last Day of February

                                    1994           1993           1992
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net Income                 $42,491,012    $28,694,829    $22,683,660
    Adjustments to
     Reconcile Net Income to
     Net Cash Provided By
     (Used in) Operating
     Activities:
       Equity in Earnings
        of Subsidiaries        (40,898,951)   (26,626,339)   (20,767,579)
    (Increases) Decreases in
      Operating Assets:
        Securities Owned        (3,827,698)    (3,642,127)     3,936,128
        Receivable From
          Subsidiaries           1,090,976     11,464,272    (12,500,780)
        Other Assets            (1,382,912)      (432,173)    (1,246,942)
    Increases (Decreases) in
      Operating Liabilities:
        Payable to Subsidiaries   (771,984)     4,046,533          -
        Income Taxes Payable         -             (2,975)      (280,684)
        Accrued Expenses and
          Other Liabilities        636,201       (358,253)     1,709,172

          NET CASH PROVIDED BY
            (USED IN) OPERATING
            ACTIVITIES          (2,663,356)    13,143,767     (6,467,025)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Redemption of Debenture
    Payable                          -               -        (2,681,170)
  Dividends Paid on Common
    Stock                       (6,195,508)    (4,588,255)    (3,717,809)
  Purchase of Treasury
    Stock                       (1,784,600)    (1,167,500)         -
  Proceeds From Sale of
    Treasury Stock Under Stock
    Option Plan                  1,121,185          -          4,707,637
  Proceeds from Issuance of
    Common Stock Under Stock
    Option Plan                      -            229,532     10,037,578
  Purchase of Shares Held
    in Escrow                          (82)         -              -

         NET CASH PROVIDED BY
           (USED IN) FINANCING
           ACTIVITIES           (6,859,005)    (5,526,223)     8,346,236

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in Investment
    in Subsidiary               (1,997,000)    (3,655,783)    (6,318,975)
  Cash Dividends Received
    From Subsidiaries            2,000,000      2,000,000      5,716,000

         NET CASH PROVIDED BY
           (USED IN) INVESTING
           ACTIVITIES                3,000     (1,655,783)      (602,975)

         NET INCREASE (DECREASE)
           IN CASH AND CASH
           EQUIVALENTS          (9,519,361)     5,961,761      1,276,236

CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE YEAR     10,998,399      5,036,638      3,760,402

CASH AND CASH EQUIVALENTS AT
  THE END OF THE YEAR           $1,479,038    $10,998,399     $5,036,638


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash Paid During the Year for:
    Interest                    $    -           $10,562       $321,740
    Income Taxes                   609,750       526,682        816,863
  Noncash Financing and Investing
    Activities:
     Issuance of Common Stock
       Pursuant to Acquisition  $    -        $7,735,340       $    -
     Five Percent Stock
       Dividends Paid           32,609,074         -                -
     Issuance of Common Stock
       Pursuant to Acquisition       1,947         -                -

See Notes to Condensed Financial Information

                                        Schedule III
                                        (Page 4)


        CONDENSED FINANCIAL INFORMATION OF
                     REGISTRANT

               THE QUICK & REILLY GROUP, INC.
                   (Parent Company Only)


        NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 - DIVIDENDS RECEIVED FROM SUBSIDIARIES

         The Quick & Reilly Group, Inc. received
from its consolidated subsidiaries cash dividends of $2,000,000 for each of the fiscal years ended
February 28, 1994 and 1993, respectively.

NOTE 2 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The condensed financial information of The
Quick & Reilly Group, Inc. (Parent Company Only) should be read in conjunction with the consolidated financial statements of The Quick & Reilly Group,
Inc. and subsidiaries and the notes thereto incorporated by reference in this report.




                                                               SCHEDULE IX

                           THE QUICK & REILLY GROUP, INC. AND SUBSIDIARIES

                                       SHORT-TERM BORROWINGS
                  Fiscal Years Ended the Last Day of February 1994 and 1993



                              Category of                        Weighted
                                Aggregate                        Average
                               Short-Term       Balance          Interest Rate
                               Borrowings       at End of Year   at End of Year
Fiscal Year Ended
the Last Day of
 February,

          1994                 Banks              $38,003,000         4.1%

          1993                 Banks              $28,050,000         3.7%



                              Maximum             Average           Weighted
                               Amount              Amount           Average
                             Outstanding        Outstanding        Interest Rate
                           During the Year       During the         During the
                           (at Month-End)        Year  (1)          Year  (1)

Fiscal Year Ended
the Last Day of
  February,

          1994              $38,003,000         $8,540,000            3.60%


          1993              $57,050,000         $7,550,000            3.96%

<F1>
          (1) Average amounts outstanding are based on daily averages. Weighted average interest rates during the year are calculated by dividing interest expense by the daily average amounts outstanding.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Quick & Reilly Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Quick & Reilly Group, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 15, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page 25 are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         Arthur Andersen & Co.
New York, New York
April 15, 1994