Form 10-Q
period 1994-05-27
QUICK & REILLY GROUP INC /DE/
filed 1994-07-08
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549




                                FORM 10-Q


    For Quarter Ended           May 27, 1994


    Commissions File #2-83667


                     THE QUICK & REILLY GROUP, INC.


    State of Incorporation - Delaware

    IRS Employer ID# - 13-3082841


                          230 South County Road
                          Palm Beach, FL 33480


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


    Yes     X           No






             THE QUICK & REILLY GROUP, INC. AND SUBSIDIARIES

                                FORM 10-Q

                  FOR THE QUARTER ENDED May 27, 1994

                                  INDEX


                                                           Page Number








     Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - May 27, 1994
                   (Unaudited) and February 28, 1994            1

                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   May 27, 1994 and May 28, 1993                2


                   Consolidated Statements of Cash
                   Flows (Unaudited) - Three Months Ended
                   May 27, 1994 and and May 28, 1993            3

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                      4

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                   5



    SIGNATURE PAGE





                   The Quick & Reilly Group and Subsidiaries

                 The Quick & Reilly Group, Inc. and Subsidiaries
                  Consolidated Statements of Financial Condition


                                                    May 27,        February 28,
    (In thousands except share amounts)               1994             1994
                                              ----------------------------------
                                                  (Unaudited)
ASSETS
 Cash & Cash Equivalents                            $90,772       $41,824
 Receivable from Brokers, Dealers and
  Clearing Organizations                          1,848,264      1,610,695
 Receivable From Customers                          724,175        731,353
 Securities Owned at Market Value -
  U.S. Government                                     7,193          8,991
  Municipal                                          45,150         43,796
  Equities and Other                                 13,660         11,998
 Exchange Memberships- At Cost
  (Market Value $9,961 and $9,000)                    3,908          3,908
 Furniture, Equipment and Leasehold
  Improvements- At Cost Less Accumulated
  Depreciation and Amortization of
  $8,248 and $7,837                                   5,794          5,923
 Other Assets                                        19,009         18,367
                                            ----------------------------------
        TOTAL ASSETS                             $2,757,925     $2,476,855
                                            ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Money Borrowed From Banks                          $1,000        $38,003
  Drafts Payable                                     23,139         46,552
  Payable to Brokers, Dealers and
   Clearing Organizations                         2,130,544      1,758,738
  Payable to Customers                              343,453        376,569
  Securities Sold, But Not Yet
   Purchased- At Market Value                         4,576          8,059
  Income Taxes Payable                                7,732          1,702
  Accrued Expenses and Other
   Liabilities                                       34,783         42,274
                                              ----------------------------------
       Total Liabilities                          2,545,227      2,271,897
                                              ----------------------------------
Commitments and Contingencies
Shareholders' Equity
 Preferred Stock, $.01 par value;
  authorized 1,000,000 shares, none
  issued and outstanding
 Common Stock, $.10 par value;
  authorized 20,000,000 shares,
  issued 11,237,475 shares                           1,124          1,124
 Paid-In Capital                                    74,179         74,179
 Retained Earnings                                 140,571        131,585
                                              ----------------------------------
                                                   215,874        206,888
Less: Common Stock in Treasury, at
  Cost - 116,400 shares in May 1994, and
  69,400 in February 1994                           (3,176)        (1,930)
                                              ----------------------------------
      TOTAL SHAREHOLDERS' EQUITY                   212,698        204,958
                                              ----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,757,925     $2,476,855
                                              ==================================



        The accompanying notes are an integral part of these statements.



                            The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Income
                                              (Unaudited)

    (In thousands, except per share amounts)            Three Months Ended
                                            ------------------------------------
                                                May 27,           May 28,
                                                 1994              1993
                                            ------------------------------------

REVENUES
Commisssions and Clearance Income              $38,005           $37,130
Interest                                        25,395            13,796
Specialist Trading and Commissions              10,816             8,383
Other                                            1,221               826
                                            ------------------------------------
      Total Revenues                            75,437            60,135

EXPENSES
Employee Compensation and Benefits              21,958            17,366
Interest                                        16,030             7,521
Brokerage, Exchange and Clearance Fees           3,422             3,412
Data Processing and Equipment Rental             4,586             4,054
Communication                                      825               744
Printing, Postage, Stationery and Office Sup     1,557             1,807
Advertising                                      1,448             1,514
Rent and Other Occupancy                         1,558             1,373
Professional Services                              636               574
Amortization of Intangibles                        523               601
Other                                            2,966             2,625
                                            ------------------------------------
      Total Expenses                            55,509            41,591
                                            ------------------------------------
      Income Before Provision for
       Income Taxes                             19,928            18,544
Provision for Income Taxes                       9,608             8,320
                                            ------------------------------------
      NET INCOME                               $10,320           $10,224
                                            ====================================

Earnings Per Share                              $0.927            $0.915
Weighted Average Number Of Shares
 Outstanding During the Period                  11,133            11,175
Cash Dividends Declared Per Share                $0.12             $0.10



        The accompanying notes are an integral part of these statements.





                          The Quick & Reilly Group, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                     (In Thousands)                     Three Months Ended
                                            ----------------------------------
                                                  May 27,          May 28,
                                                   1994             1993
                                            ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $10,320          $10,224
 Adjustments to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization                    1,004            1,031
Decreases (Increases) in Operating Assets:
   Receivable from Brokers, Dealers, and
   Clearing Organizations                        (237,568)        (309,866)
   Receivable from Customers                        7,178          (39,425)
   Securities Owned                                (1,218)         (18,924)
   Other Assets                                    (1,165)             349
Increases (Decreases) in Operating Liabilities:
   Money Borrowed From Banks                      (37,003)         (27,758)
   Drafts Payable                                 (23,413)          (5,966)
   Payable to Brokers, Dealers, and
   Clearing Organizations                         371,806          388,627
   Payable to Customers                           (33,116)           8,686
   Securities Sold, But Not Yet Purchased          (3,483)          (5,432)
   Income Taxes Payable                             6,030            1,666
   Accrued Expenses and Other Liabilities          (7,491)          (6,774)
                                             ----------------------------------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                            51,881           (3,562)
                                             ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                    (1,335)          (1,014)
Purchase of Treasury Stock                         (1,246)               -
                                             ----------------------------------
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                            (2,581)          (1,014)
                                             ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                         (352)            (318)
                                             ----------------------------------
   NET CASH USED IN INVESTING ACTIVITIES             (352)            (318)
                                             ----------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH
   EQIVALENTS                                      48,948           (4,894)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE YEAR                                       41,824           46,231
                                             ----------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF
THE QUARTER                                       $90,772          $41,337
                                             ==================================


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Quarter For:
   Interest                                       $14,203           $8,052
   Income Taxes                                     4,863            6,712
Noncash Financing and Investing Activities:
   Five 5% Stock Dividend Paid                          -           13,241


        The accompanying notes are an integral part of these statements.



                The Quick & Reilly Group, Inc. and Subsidiaries Notes to
                   Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1994 Annual Report which is incorporated by reference on Form 10-K.


2.   Commitments and Contingencies

     Margin requirements of $40,559,000 with a clearing corporation at May 27, 1994 have been satisfied by obtaining letters of credit of $47,000,000 secured by customers' margin account securities.

    In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

3.   Earnings Per Share

     Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for the fiscal quarter. For the quarter ended May 28, 1993, the weighted average number of shares outstanding have been adjusted to give effect for the two five percent dividends declared during the fiscal year ended February 28, 1994.

4.   Income Taxes

     For the three months ended May 27, 1994 and May 28, 1993, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

5.  Net Capital Requirements

    As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At May 27, 1994, the subsidiaries had net capital, in the aggregate, of $160,521,000 which exceeded aggregate minimum net capital requirements by $130,787,000.

6.   Dividends Declared

    On May 2, 1994, the Board of Directors declared a cash dividend of $0.12 per share payable on July 1, 1994 to holders of record on June 1, 1994.





Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


     Total Assets of the Quick & Reilly Group, Inc. increased $281,071,000 or 11% for May 27, 1994 versus February 28, 1994.
Receivable From Brokers, Dealers and Clearing Organizations increased $237,569,000 or 15% primarily due to increases in stock borrowed activity. Other Assets increased $643,000 or 4% primarily due to increases in miscellaneous receivables.

     Total Liabilities of the Quick & Reilly Group, Inc.
increased $273,331,000 or 12% for May 27, 1994 versus February
28, 1994.  Money Borrowed From Banks decreased $37,000,000 or
97% due to the increase in stock loan activities, as did Drafts Payable, decreasing $23,413,000 or 50%. Payable to Brokers,
Dealers and Clearing Organizations increased $371,806,000 or
21% primarily due to the increase in stock loan activities.
Payable to Customers decreased $33,116,000 or 9% due to increased customer investment in money market funds. Income Taxes
Payable increased $6,030,000 or 354% primarily due to an increased first quarter tax liability paid in June, 1994.
Accrued Expenses and Other Liabilities decreased $7,491,000 or
18% primarily due to payments for liabilities existing at year end.

     Total Revenues increased $15,302,000 or 25% for the quarter ended May 27, 1994 versus the quarter ended May 28, 1993.
Commission and Clearance Income increased $875,000 or 2% reflecting almost similar trading volumes. Interest Income increased $12,000,000 or 84%, due to increased margin debits and stock borrowed activities. Interest Expense increased
$8,509,000 or 113% primarily due to increased stock loan activities. Specialist Trading and Commissions increased $2,433,000 or 29% due to an increase in the number of assigned issues and more favorable market conditions. Other Revenues increased $395,000 or 48% primarily due to increased fee income.

    Total Expenses for the quarter ended May 27, 1994 increased $13,918,000 or 34% versus the quarter ended May 28, 1993.
Employee Compensation and Benefits increased $4,592,000 or
26% primarily due to an increase in the number of employees and increases in incentive compensation. Data Processing and Equipment Rental increased $532,000 or 13% primarily due to the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Printing, Postage, Stationery and Office Supplies decreased $250,000 or 14% primarily due to increased printing expenditures in the quarter ended May 28, 1993. Rent and Other Occupancy increased $185,000 or 14% primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $341,000 or 13% primarily due to the expansion of the Quick & Reilly branch network and normal increases in operating costs.

Liquidity and Capital Resources

    Management of the Company believes that funds generated from operations will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. The Company's assets are highly liquid and consist mainly of cash or assets readily convertible into cash.




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


                             THE QUICK & REILLY GROUP, INC.

                             BY: -------------------
                                 Leslie C. Quick, Jr.
                                 Chairman of the Board
                                 Chief Executive Officer

                             BY: -------------------
                                 Peter Quick
                                 President


                             BY: -------------------
                                 Robert J. Rabinoff
                                 Controller