Form 10-Q
period 1994-08-26
QUICK & REILLY GROUP INC /DE/
filed 1994-10-06
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549




                                FORM 10-Q


    For Quarter Ended           August 26, 1994


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

                                FORM 10-Q

                  FOR THE QUARTER ENDED August 26, 1994

                                  INDEX


                                                           Page Number


    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - August 26, 1994
                   (Unaudited) and February 28, 1994            1







                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   August 26, 1994 and August 27, 1993          2

                   Consolidated Statements of Income
                   (Unaudited) - Six Months Ended
                   August 26, 1994 and August 27, 1993          3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Six Months Ended
                   August 26, 1994 and and August 27, 1993      4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                      6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                   7



    SIGNATURE PAGE



                            The Quick & Reilly Group, Inc. and Subsidiaries
                            Consolidated Statements of Financial Condition

                                                 August 26,      February 28,
(In thousands except share amounts)                 1994             1994
                                             ----------------------------------
                                                (Unaudited)

ASSETS
 Cash & Cash Equivalents                           $91,195        $41,824
 Receivable from Brokers, Dealers and
  Clearing Organizations                         1,758,122      1,610,695
 Receivable From Customers                         693,946        731,353
 Securities Owned at Market Value -
  U.S. Government                                    6,556          8,991
  Municipal                                         60,019         43,796
  Equities and Other                                13,528         11,998
  Exchange Memberships- At Cost
   (Market Value $9,942 and $9,000)                  3,908          3,908
  Furniture, Equipment and Leasehold
   Improvements- At Cost Less Accumulated
   Depreciation and Amortization of
   $8,665 and $7,837                                 5,582          5,923
  Other Assets                                      18,432         18,367
                                              ----------------------------------
         TOTAL ASSETS                           $2,651,288     $2,476,855
                                              ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Money Borrowed From Banks                         $1,000        $38,003
  Drafts Payable                                    22,417         46,552
  Payable to Brokers, Dealers and
   Clearing Organizations                        1,939,317      1,758,738
  Payable to Customers                             417,070        376,569
  Securities Sold, But Not Yet
   Purchased-
    At Market Value                                  7,028          8,059
  Income Taxes Payable                               2,118          1,702
  Accrued Expenses and Other
   Liabilities                                      42,695         42,274
                                              ----------------------------------
         Total Liabilities                       2,431,645      2,271,897
                                              ----------------------------------
Commitments and Contingencies
Shareholders' Equity
 Preferred Stock, $.01 par value;
  authorized 1,000,000 shares, none
  issued and outstanding
 Common Stock, $.10 par value;
  authorized 20,000,000 shares,
  issued 11,237,475 shares                          1,124          1,124
 Paid-In Capital                                   74,179         74,179
 Retained Earnings                                147,756        131,585
                                              ----------------------------------
                                                  223,059        206,888
Less: Common Stock in Treasury, at
 Cost - 126,400 shares in August 1994, and
 69,400 in February 1994                           (3,416)        (1,930)
                                              ----------------------------------
    TOTAL SHAREHOLDERS' EQUITY                    219,643        204,958
                                              ----------------------------------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                       $2,651,288     $2,476,855
                                              ==================================


        The accompanying notes are an integral part of these statements.



                              The Quick & Reilly Group, Inc. and Subsidiaries
                                      Consolidated Statements of Income
                                                (Unaudited)

(In thousands, except per share amounts)              Three Months Ended
                                            ------------------------------------
                                               August 26,        August 27,
                                                  1994              1993
                                            ------------------------------------
REVENUES
Commisssions and Clearance Income                $30,988           $36,672
Interest                                          30,582            15,117
Specialist Trading and Commissions                 9,488             7,985
Other                                              2,005             1,555
                                            ------------------------------------
    Total Revenues                                73,063            61,329
                                            ------------------------------------

EXPENSES
Employee Compensation and Benefits                20,114            18,843
Interest                                          19,784             8,153
Brokerage, Exchange and Clearance Fees             3,259             3,076
Data Processing and Equipment Rental               3,829             3,920
Communication                                        678               722
Printing, Postage, Stationery and
 Office Supplies                                   1,409             1,724
Advertising                                        1,386             1,617
Rent and Other Occupancy                           1,597             1,422
Professional Services                                469               644
Amortization of Intangibles                          545               652
Other                                              2,914             2,720
                                            ------------------------------------
     Total Expenses                               55,984            43,493
                                            ------------------------------------
     Income Before Provision for Income Taxes     17,079            17,836
     Provision for Income Taxes                    8,560             7,889
                                            ------------------------------------
     NET INCOME                                   $8,519            $9,947
                                            ====================================

Earnings Per Share                                $0.766            $0.888
Weighted Average Number Of Shares
 Outstanding During the Period                    11,115            11,203
Cash Dividends Declared Per Share                  $0.12             $0.10



        The accompanying notes are an integral part of these statements.



                               The Quick & Reilly Group, Inc. and Subsidiaries
                                       Consolidated Statements of Income
                                                   (Unaudited)

(In thousands, except per share amounts)              Six Months Ended
                                            ------------------------------------
                                             August 26,        August 27,
                                                1994              1993
                                            ------------------------------------
REVENUES
Commisssions and Clearance Income              $68,994           $73,802
Interest                                        55,976            28,913
Specialist Trading and Commissions              20,304            16,368
Other                                            3,227             2,382
                                            ------------------------------------
     Total Revenues                            148,501           121,465
                                            ------------------------------------

EXPENSES
Employee Compensation and Benefits              42,072            36,209
Interest                                        35,815            15,674
Brokerage, Exchange and Clearance Fees           6,680             6,488
Data Processing and Equipment Rental             8,415             7,974
Communication                                    1,503             1,466
Printing, Postage, Stationery and
 Office Supplies                                 2,966             3,532
Advertising                                      2,834             3,130
Rent and Other Occupancy                         3,155             2,795
Professional Services                            1,105             1,217
Amortization of Intangibles                      1,067             1,253
Other                                            5,881             5,347
                                            ------------------------------------
     Total Expenses                            111,493            85,085
                                            ------------------------------------
     Income Before Provision for Income Taxes   37,008            36,380
     Provision for Income Taxes                 18,169            16,208
                                            ------------------------------------
     NET INCOME                                $18,839           $20,172
                                            ====================================

Earnings Per Share                              $1.694            $1.803
Weighted Average Number Of Shares
 Outstanding During the Period                  11,124            11,189
Cash Dividends Declared Per Share                $0.24             $0.20



        The accompanying notes are an integral part of these statements.




                               The Quick & Reilly Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
(In Thousands)                                    Six Months Ended
                                        ----------------------------------
                                           August 26,       August 27,
                                             1994             1993
                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $18,839          $20,172
 Adjustments to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
  Depreciation and Amortization                2,065            2,137
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers, and
  Clearing Organizations                    (147,427)        (411,095)
  Receivable from Customers                   37,407          (66,141)
  Securities Owned                           (15,317)         (27,244)
  Other Assets                                (1,133)          (6,880)
Increases (Decreases) in Operating
 Liabilities:
  Money Borrowed From Banks                  (37,003)         (23,582)
  Drafts Payable                             (24,135)         (22,199)
  Payable to Brokers, Dealers, and
   Clearing Organizations                    180,579          519,393
  Payable to Customers                        40,501           25,482
  Securities Sold, But Not
   Yet Purchased                              (1,031)             107
  Income Taxes Payable                           416           (4,091)
  Accrued Expenses and Other
   Liabilities                                   421             (581)
                                            ----------------------------------
     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                               54,182            5,478
                                            ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Dividends Paid on Common Stock               (2,668)          (2,082)
 Cash Paid in Lieu of Shares Issued
  on Account of 5% Stock Dividend                  -               (4)
 Sale of Treasury Stock Under Stock
  Option Plan and Related Tax Benefits             -              712
 Purchase of Treasury Stock                   (1,486)               -
                                            ----------------------------------
      NET CASH USED IN FINANCING
       ACTIVITIES                             (4,154)          (1,374)
                                            ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture,
  Equipment and Leasehold Improvements          (657)            (773)
                                            ----------------------------------
      NET CASH USED IN INVESTING
       ACTIVITIES                               (657)            (773)
                                            ----------------------------------
      NET INCREASE IN CASH AND CASH
       EQUIVALENTS                            49,371            3,331

CASH AND CASH EQUIVALENTS AT THE
 BEGINNING OF THE YEAR                        41,824           46,231
                                            ----------------------------------
CASH AND CASH EQUIVALENTS AT THE END
 OF THE QUARTER                              $91,195          $49,562
                                            ==================================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Quarter For:
 Interest                                    $34,546          $16,530
 Income Taxes                                 14,254           21,187
Noncash Financing and Investing
 Activities:
 Five 5% Stock Dividend Paid                       -           13,236
 Issuance of Common Stock Pursuant to
  Stokes, Hoyt & Co. Acquisiton                    -                2


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


    2. Commitments and Contingencies

        Margin requirements of $58,581,000 with a clearing corporation at August 26, 1994 have been satisfied by obtaining letters of credit of $62,000,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Earnings Per Share

         Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for the fiscal quarter. For the quarter ended August 27, 1993, the weighted average number of shares outstanding have been adjusted to give effect for the two five percent dividends declared during the fiscal year ended February 28, 1994.

    4. Income Taxes

         For the three months ended August 26, 1994 and August 27, 1993, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At August 26, 1994, the subsidiaries had net capital, in the aggregate, of $167,800,000 which exceeded aggregate minimum net capital requirements by $139,000,000.

    6. Dividends Declared

         On June 28, 1994, the Board of Directors declared a cash dividend of $0.12 per share payable on October 3, 1994 to holders of record on September 1, 1994.



    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc.
    increased $174,433,000 or 7% for August 26, 1994 versus February 28, 1994. Receivable From Brokers, Dealers and Clearing Organizations increased $147,427,000 or 9% primarily due to increases in stock borrowed activity. Receivable From Customers decreased $37,407,000 or 5% due to decreased customer purchases. Investments in Municipal securities owned increased $16,223,000 or 37% in order to take advantage of higher, short-term interest rates.

         Total Liabilities of the Quick & Reilly Group, Inc. increased $159,748,000 or 7% for August 26, 1994 versus February 28, 1994. Money Borrowed From Banks decreased $37,003,000 or 97% due to the increase in stock loan activities. Drafts Payable decreased $24,135,000 or 52% primarily due to the increase in customer credits.
    Payable to Brokers, Dealers and Clearing Organizations increased $180,579,000 or 10% primarily due to the increase in stock loan activities. Payable to Customers increased $40,501,000 or 11% due to increased customer sales. Income Taxes Payable increased $416,000 or 24% due to lower estimated tax payments for the current year.

         Total Revenues increased $11,734,000 or 19% for the quarter ended August 26, 1994 versus the quarter ended August 27, 1993. Total Revenues increased $27,036,000 or 22% for the six month period ended August 26, 1994 versus the six month period ended August 27, 1993. Commission and Clearance Income decreased $5,684,000 or 15% for the quarterly comparison and $4,808,000 or 7% for the six month comparison due to decreased volume in the securities markets. Interest Income increased $15,465,000 or 102% for the quarterly comparison and $27,063,000 or 94% for the six month comparison due to increased margin debits and stock borrowed activities. Interest Expense increased $11,631,000 or 143% for the quarterly comparison and $20,141,000 or 129% for the six month comparison primarily due to increased stock loan activities and higher interest rates. Specialist Trading and Commissions increased $1,503,000 or 19% for the quarterly comparison and $3,936,000 or 24% for the six month comparison. Other Revenues increased $450,000 or 29% for the quarterly comparison and $845,000 or 35% for the six month comparison primarily due to increased fee income.

         Total Expenses for the quarter ended August 26, 1994 increased $12,491,000 or 29% versus the quarter ended August 27, 1993 and increased $26,408,000 or 31% for the six month period ended August 26, 1994 versus the six month period ended August 26, 1993. Employee Compensation and Benefits increased $1,271,000 or 7% for the quarterly comparison and $5,863,000 or 16% for the six month comparison primarily due to an increase in the number of employees. Data Processing and Equipment Rental decreased 2% for the quarterly comparison due to the decrease in volume while increasing $441,000 or 6% for the six month comparison primarily due to the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Printing, Postage, Stationery and Office Supplies decreased $315,000 or 18% for the quarterly comparison and $566,000 or 16% for the six month comparison primarily due to the decrease in volume. Rent and Other Occupancy increased $175,000 or 12% for the quarterly comparison and $360,000 for the six month comparison primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $193,000 or 7% for the quarterly comparison and $534,000 or 10% for the six month comparison primarily due to the expansion of the Quick & Reilly branch network and normal increases in operating costs.

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