Form 10-Q/A
period 1994-08-28
QUICK & REILLY GROUP INC /DE/
filed 1994-12-21
CIK 719544

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




                                                        The Quick & Reilly Group, Inc. and Subsidiaries
                                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                               (In Thousands)                     Six Months Ended
                                                        ----------------------------------
                                                           August 26,       August 27,
                                                              1994             1993
                                                        ----------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                              $18,839          $20,172
         Adjustments to Reconcile Net Income to
          Net Cash Provided By (Used In)
          Operating Activities:
            Depreciation and Amortization                          2,065            2,137
         Decreases (Increases) in Operating Assets:
             Receivable from Brokers, Dealers, and
             Clearing Organizations                             (147,427)        (411,095)
             Receivable from Customers                            37,407          (66,141)
             Securities Owned                                    (15,317)         (27,244)
             Other Assets                                         (1,133)          (6,880)
         Increases (Decreases) in Operating Liabilities:
             Money Borrowed From Banks                           (37,003)         (23,582)
             Drafts Payable                                      (24,135)         (22,199)
             Payable to Brokers, Dealers, and
             Clearing Organizations                              180,579          519,393
             Payable to Customers                                 40,501           25,482
             Securities Sold, But Not Yet Purchased               (1,031)             107
             Income Taxes Payable                                    416           (4,091)
             Accrued Expenses and Other Liabilities                  421             (581)
                                                        ----------------------------------
             NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                                 54,182            5,478
                                                        ----------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends Paid on Common Stock                           (2,668)          (2,082)
         Cash Paid in Lieu of Shares Issued on Account
           of 5% Stock Dividend                                 -                      (4)
         Sale of Treasury Stock Under Stock Option Plan
          and Related Tax Benefits                              -                     712
         Purchase of Treasury Stock                               (1,486)               -
                                                        ----------------------------------
             NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                                 (4,154)          (1,374)
                                                        ----------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for Purchase of Funiture, Equipment
          and Leasehold Improvements                                (657)            (773)
                                                        ----------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                  (657)            (773)
                                                        ----------------------------------
             NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                          49,371            3,331

        CASH AND CASH EQUIVALENTS AT THE BEGINNING
         OF THE YEAR                                              41,824           46,231
                                                        ----------------------------------
             CASH AND CASH EQUIVALENTS AT THE END OF
             THE QUARTER                                         $91,195          $49,562
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

         Total Liabilities of the Quick & Reilly Group, Inc. increased $159,748,000 or 7% for August 26, 1994 versus February 28, 1994. Money Borrowed From Banks decreased $37,003,000 or 97% due to the increase in stock loan activities, as did Drafts Payable, decreasing $24,135,000 or 52%. Payable to Brokers, Dealers and Clearing Organizations increased $180,579,000 or 10% primarily due to the increase in stock loan activities. Payable to Customers increased $40,501,000 or 11% due to increased customer sales. Income Taxes Payable increased $416,000 or 24% due to lower estimated tax payments for the current year.

         Total Revenues increased $11,734,000 or 19% for the quarter ended August 26, 1994 versus the quarter ended August 27, 1993. Total Revenues increased $27,036,000 or 22% for the six month period ended August 26, 1994 versus the six month period ended August 27, 1993. Commission and Clearance Income decreased $5,684,000 or 15% for the quarterly comparison and $4,808,000 for the six month comparison due to decreased volume in the securities markets. Interest Income increased $15,465,000 or 102% for the quarterly comparison and $27,063,000 or 94% for the six month comparison due to increased margin debits and stock borrowed activities. Interest Expense increased $11,631,000 or 143% for the quarterly comparison and $20,141,000 or 129% for the six month comparison primarily due to increased stock loan activities and higher interest rates. Specialist Trading and Commissions increased $1,503,000 or 19% for the quarterly comparison and $3,936,000 or 24% for the six month comparison due to an increase in the number of assigned issues and more favorable market conditions. Other Revenues increased $450,000 or 29% for the quarterly comparison and $845,000 or 35% for the six month comparison primarily due to increased fee income.

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