Form 10-Q
period 1994-11-25
QUICK & REILLY GROUP INC /DE/
filed 1995-01-09
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549




                                FORM 10-Q


    For Quarter Ended           November 25, 1994


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

                                FORM 10-Q

                  FOR THE QUARTER ENDED November 25, 1994

                                  INDEX


                                                           Page Number


    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - November 25, 1994
                   (Unaudited) and February 28, 1994             1

                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   November 25, 1994 and November 26, 1993       2

                   Consolidated Statements of Income
                   (Unaudited) - Nine Months Ended
                   November 25, 1994 and November 26, 1993       3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Nine Months Ended
                   November 25, 1994 and November 26, 1993       4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                       6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                    7


    SIGNATURE PAGE








                                   The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Financial Condition

                                                        November 25,     February 28,
        (In thousands except share amounts)                 1994             1994
                                                     ----------------------------------
                                                         (Unaudited)
        ASSETS
        Cash & Cash Equivalents                                 $47,186        $41,824
        Receivable from Brokers, Dealers and
         Clearing Organizations                               1,958,153      1,610,695
        Receivable From Customers                               721,537        731,353
        Securities Owned at Market Value -
         U.S. Government                                          7,570          8,991
         Municipal                                               76,386         43,796
         Equities and Other                                      17,553         11,998
        Exchange Memberships- At Cost
         (Market Value $9,915 and $9,000)                         3,908          3,908
        Furniture, Equipment and Leasehold
         Improvements- At Cost Less Accumulated
         Depreciation and Amortization of
         $9,119 and $7,837                                        5,370          5,923
        Other Assets                                             15,838         18,367
                                                     ----------------------------------
               TOTAL ASSETS                                  $2,853,501     $2,476,855
                                                     ==================================
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities:
        Money Borrowed From Banks                                $1,000        $38,003
        Drafts Payable                                           25,143         46,552
        Payable to Brokers, Dealers and
         Clearing Organizations                               2,089,660      1,758,738
        Payable to Customers                                    456,794        376,569
        Securities Sold, But Not Yet
         Purchased- At Market Value                               2,602          8,059
        Income Taxes Payable                                      2,938          1,702
        Accrued Expenses and Other
         Liabilities                                             47,764         42,274
                                                     ----------------------------------
        Total Liabilities                                     2,625,901      2,271,897
                                                     ----------------------------------
        Commitments and Contingencies

        Shareholders' Equity
         Preferred Stock, $.01 par value;
          authorized 1,000,000 shares, none
          issued and outstanding
         Common Stock, $.10 par value;
          authorized 20,000,000 shares,
          issued 11,237,475 shares                                1,124          1,124
         Paid-In Capital                                         74,179         74,179
         Retained Earnings                                      156,569        131,585
                                                     ----------------------------------
                                                                231,872        206,888
         Less: Common Stock in Treasury, at
          Cost - 162,400 shares in November 1994, and
          69,400 in February 1994                                (4,272)        (1,930)
                                                     ----------------------------------
               TOTAL SHAREHOLDERS' EQUITY                       227,600        204,958
                                                     ----------------------------------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                          $2,853,501     $2,476,855
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







                                              The Quick & Reilly Group, Inc. and Subsidiaries
                                                   Consolidated Statements of Income
                                                                (Unaudited)


             (In thousands, except per share amounts)              Three Months Ended
                                                          ------------------------------------
                                                             November 25,      November 26,
                                                                 1994              1993
                                                          ------------------------------------
        REVENUES
         Commisssions and Clearance Income                          $34,612           $39,307
         Interest                                                    35,013            18,685
         Specialist Trading and Commissions                           9,571             9,241
         Other                                                          807             1,466
                                                          ------------------------------------
             Total Revenues                                          80,003            68,699
        Interest Expense                                             22,806            11,139
                                                          ------------------------------------
             Net Revenues                                            57,197            57,560
                                                          ------------------------------------

        NON-INTEREST EXPENSES
         Employee Compensation and Benefits                          20,951            21,166
         Brokerage, Exchange and Clearance Fees                       3,211             2,956
         Data Processing and Equipment Rental                         4,115             4,184
         Communication                                                  709               562
         Printing, Postage, Stationery and Office Supplies            1,414             1,468
         Advertising                                                  1,167             1,681
         Rent and Other Occupancy                                     1,575             1,529
         Professional Services                                          748               530
         Amortization of Intangibles                                    509               649
         Other                                                        3,085             2,732
                                                          ------------------------------------
             Total Non-Interest Expenses                             37,484            37,457
                                                          ------------------------------------
               Income Before Provision for Income Taxes              19,713            20,103
         Provision for Income Taxes                                   9,572             9,919
                                                          ------------------------------------
             NET INCOME                                             $10,141           $10,184
                                                          ====================================

        Earnings Per Share                                           $0.913            $0.907
        Weighted Average Number Of Shares
         Outstanding During the Period                               11,103            11,226
        Cash Dividends Declared Per Share                             $0.12             $0.10



        The accompanying notes are an integral part of these statements.




                                              The Quick & Reilly Group, Inc. and Subsidiaries
                                                   Consolidated Statements of Income
                                                                (Unaudited)


             (In thousands, except per share amounts)              Nine Months Ended
                                                          ------------------------------------
                                                             November 25,      November 26,
                                                                 1994              1993
                                                          ------------------------------------
        REVENUES
         Commisssions and Clearance Income                         $103,606          $113,109
         Interest                                                    90,989            47,598
         Specialist Trading and Commissions                          29,875            25,609
         Other                                                        4,034             3,847
                                                          ------------------------------------
             Total Revenues                                         228,504           190,163
        Interest Expense                                             58,621            26,813
                                                          ------------------------------------
             Net Revenues                                           169,883           163,350
                                                          ------------------------------------
        NON-INTEREST EXPENSES
         Employee Compensation and Benefits                          63,023            57,375
         Brokerage, Exchange and Clearance Fees                       9,892             9,444
         Data Processing and Equipment Rental                        12,531            12,158
         Communication                                                2,211             2,028
         Printing, Postage, Stationery and Office Supplies            4,381             4,999
         Advertising                                                  4,001             4,811
         Rent and Other Occupancy                                     4,729             4,324
         Professional Services                                        1,853             1,747
         Amortization of Intangibles                                  1,577             1,902
         Other                                                        8,965             8,079
                                                          ------------------------------------
             Total Non-Interest Expenses                            113,163           106,867
                                                          ------------------------------------
               Income Before Provision for Income Taxes              56,720            56,483
         Provision for Income Taxes                                  27,739            26,127
                                                          ------------------------------------
             NET INCOME                                             $28,981           $30,356
                                                          ====================================

        Earnings Per Share                                           $2.607            $2.710
        Weighted Average Number Of Shares
         Outstanding During the Period                               11,117            11,201
        Cash Dividends Declared Per Share                             $0.36             $0.30



        The accompanying notes are an integral part of these statements.







                                                     The Quick & Reilly Group, Inc. and Subsid
                                                           Consolidated Statements of Cash Flo
                                                                       (Unaudited)

                                                                  Nine Months Ended
                                                        -------------------------------------
                               (In Thousands)             November 25,       November 26,
                                                              1994               1993
                                                        -------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                              $28,981              30,356
         Adjustments to Reconcile Net Income to
          Net Cash Provided By (Used In)
          Operating Activities:
            Depreciation and Amortization                          3,053               3,285
         Decreases (Increases) in Operating Assets:
             Receivable from Brokers, Dealers, and
             Clearing Organizations                             (347,457)           (811,783)
             Receivable from Customers                             9,816            (158,394)
             Securities Owned                                    (36,724)             (8,716)
             Other Assets                                            952              (1,405)
         Increases (Decreases) in Operating Liabilities:
             Money Borrowed From Banks                           (37,003)            (27,050)
             Drafts Payable                                      (21,409)            (34,219)
             Payable to Brokers, Dealers, and
             Clearing Organizations                              330,922             913,684
             Payable to Customers                                 80,225             100,269
             Securities Sold, But Not Yet Purchased               (5,457)             (2,151)
             Income Taxes Payable                                  1,236              (1,609)
             Accrued Expenses and Other Liabilities                5,490               2,557
                                                        -------------------------------------
             NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                          12,625               4,824
                                                        -------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends Paid on Common Stock                           (3,997)             (3,151)
         Cash Paid in Lieu of Shares Issued on Account
           of 5% Stock Dividend                                 -                         (4)
         Purchase of Treasury Stock                               (2,342)                  -
         Sale of Treasury Stock Under Stock Option
           Plan and Related Tax Benefits                        -                      1,121
                                                        -------------------------------------
             NET CASH USED IN FINANCING ACTIVITIES                (6,339)             (2,034)
                                                        -------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for Purchase of Funiture, Equipment
          and Leasehold Improvements                                (924)             (1,012)
                                                        -------------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                  (924)             (1,012)
                                                        -------------------------------------
             NET INCREASE IN CASH AND CASH
              EQUIVALENTS                                          5,362               1,778

        CASH AND CASH EQUIVALENTS AT THE BEGINNING
         OF THE YEAR                                              41,824              46,231
                                                        -------------------------------------
             CASH AND CASH EQUIVALENTS AT THE END OF
             THE QUARTER                                         $47,186             $48,009
                                                        =====================================

        SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION:
         Cash Paid During the Period For:
           Interest                                              $55,673             $27,923
           Income Taxes                                           24,589              28,484
        Noncash Financing and Investing Activities:
           Five 5% Stock Dividend Paid                                 -             $13,236
           Issuance of Common Stock Pursuant to
            Stokes, Hoyt & Co. Acquisiton                              -               1,947


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


    2. Commitments and Contingencies

         Margin requirements of $37,358,000 with a clearing corporation at November 25, 1994 have been satisfied by obtaining letters of credit of $43,000,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Earnings Per Share

         Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for the fiscal quarter. For the quarter ended November 25, 1993, the weighted average number of shares outstanding have been adjusted to give effect for the two five percent stock dividends declared during the fiscal year ended February 28, 1994.

    4. Income Taxes

         For the three months ended November 25, 1994 and November 26, 1993, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At November 25, 1994, the subsidiaries had net capital, in the aggregate, of $175,549,000 which exceeded aggregate minimum net capital requirements by $146,051,000.

    6. Dividends Declared

         On September 16, 1994, the Board of Directors declared a cash dividend of $0.12 per share payable on January 3, 1995 to holders of record on December 1, 1994.








    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc.
    increased $376,646,000 or 15% for November 25, 1994 versus February 28, 1994. Receivable From Brokers, Dealers and Clearing Organizations increased $347,458,000 or 22% primarily due to increases in stock borrowed activity. Investments in Municipal securities owned increased $32,590,000 or 74% in order to take advantage of higher, short-term interest rates. Other Assets decreased $2,528,000 or 14% primarily due to the amortization of intangible assets.

         Total Liabilities of the Quick & Reilly Group, Inc. increased $354,004,000 or 16% for November 25, 1994 versus February 28, 1994. Money Borrowed From Banks decreased $37,003,000 or 97% due to the increase in stock loan activities. Drafts Payable decreased $21,409,000 or 46% primarily due to the increase in customer credits.
    Payable to Brokers, Dealers and Clearing Organizations increased $330,922,000 or 19% primarily due to the increase in stock loan activities. Payable to Customers increased $80,225,000 or 21% due to increased customer sales. Income Taxes Payable increased $1,236,000 or 72% due to lower estimated tax payments for the current year.

         Total Revenues increased $11,304,000 or 16% for the quarter ended November 25, 1994 versus the quarter ended November 26, 1993. Total Revenues increased $38,341,000 or 20% for the nine month period ended November 25, 1994 versus the nine month period ended November 26, 1993. Net Revenues increased $6,533,000 or 4% for the nine month period ended November 25, 1994 versus November 26, 1993. Commission and Clearance Income decreased $4,695,000 or 12% for the quarterly comparison and $9,503,000 or 8% for the nine month comparison due to decreased trading volume in the securities markets. Interest Income increased $16,328,000 or 87% for the quarterly comparison and $43,391,000 or 91% for the nine month comparison due to increased margin debits and stock borrowed activities. Interest Expense increased $11,667,000 or 105% for the quarterly comparison and $31,808,000 or 119% for the nine month comparison primarily due to increased stock loan activities and higher interest rates. Specialist Trading and Commissions increased $330,000 or 4% for the quarterly comparison and $4,266,000 or 17% for the nine month comparison. Other Revenues decreased $659,000 or 45% for the quarterly comparison primarily due to unrealized losses in fixed income investments.


         Total Non-Interest Expenses for the nine month period ended November 25, 1994 versus the nine month period ended November 26, 1993 increased $6,296,000 or 6%. Employee Compensation and Benefits increased $5,648,000 or 10% for the nine month comparison primarily due to an increase in the number of employees and increases in incentive bonuses.
    Data Processing and Equipment Rental increased $373,000 or 3% for the nine month comparison primarily due to the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Communication expense increased $147,000 or 26% for the three month comparison and $183,000 or 9% for the nine month comparison primarily due to the expansion of the Quick & Reilly Inc.'s branch network. Printing, Postage, Stationery and Office Supplies decreased $54,000 or 4% for the quarterly comparison and $618,000 or 12% for the nine month comparison primarily due to the decrease in trading volume. Advertising expenditures decreased $514,000 or 31% for the three month comparison and $807,000 or 17% for the nine month comparison due to reduced advertising expenditures for Quick & Reilly, Inc.. Rent and Other Occupancy increased $46,000 or 3% for the quarterly comparison and $405,000 or 9% for the nine month comparison primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $353,000 or 13% for the quarterly comparison and $886,000 or 11% for the nine month comparison primarily due to the expansion of the Quick & Reilly branch network and normal increases in operating costs.

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