Form 10-K
period 1995-02-28
QUICK & REILLY GROUP INC /DE/
filed 1995-05-26
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
                          ANNUAL REPORT
             Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the fiscal year ended           Commission file number 1-8517
February 28, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the registrant is $303,877,311 at May 12, 1995.

                          11,075,075
 (Number of shares of common stock outstanding at May 12, 1995)

Documents Incorporated by Reference                   Form 10-K
Annual Report to Shareholders for                  Parts II, IV
  year ended February 28, 1995
Proxy Statement for Annual Meeting                   Part III
  of Shareholders - June 27, 1995






                             PART I
Item 1.   Business
          (a)  General Development of Business
          The Quick & Reilly Group, Inc. (the "Company") was originally incorporated in New York on June 25, 1981. The Company was reincorporated in Delaware in 1987. It is a holding company owning all of the capital stock of its primary subsidiaries: Quick & Reilly, Inc., U.S. Clearing Corp., and JJC Specialist Corp.
          Quick & Reilly, Inc. ("Q&R") was incorporated in New York on March 1, 1974. Q&R became a member organization of the New York Stock Exchange, Inc. ("NYSE") on May 2, 1974, and became the first member organization to offer substantially discounted commission rates to individual investors following the elimination of fixed commission rates by the Securities and Exchange Commission ("SEC") on May 1, 1975.
          U.S. Clearing Corp. ("USCC") was incorporated in New York on December 22, 1978, as a subsidiary of Q&R and began clearing customer securities transactions in March 1979.
          JJC Specialist Corp. ("JJC Specialist") was incorporated in New York as a subsidiary of the Company on September 10, 1982, and conducts specialist operations on the floor of the NYSE.
          Q&R, USCC, and JJC Specialist (the "primary subsidiaries") are member organizations of the NYSE and are registered as broker-dealers with the SEC. Q&R and USCC are members of the National Association of Securities Dealers (the "NASD"). USCC is also a member of the American Stock Exchange (the "AMEX"), Boston Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange, Chicago Stock Exchange and Chicago Board of Options Exchange. The primary subsidiaries are members of the Securities Investor Protection Corporation, which provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. USCC has also arranged for an additional $24.5 million worth of protection per customer on securities through the Aetna Casualty & Surety Co.
          (b)  Financial Information about Industry Segments
          The Company operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.
          (c)  Narrative Description of Business
          The following table sets forth consolidated revenues of the Company, the number of branch offices of Q&R, and the number of USCC correspondents at year-end, on a comparative basis for each of the last three fiscal years:

                                Fiscal Year Ended February 28th,

                          1995                1994             1993
                      Amount      %       Amount      %      Amount     %
Commissions (Net
  of clearance
  fees) (1)        $111,963,830  35.6  $116,127,964  43.8   $95,033,443  48.5
Clearance
  Income (1)         27,815,389   8.8    38,039,653  14.3    28,915,075  14.8
Interest            128,988,369  40.9    68,336,767  25.8    47,334,287  24.2
Specialist Trading
 and Commissions     40,413,850  12.8    37,869,617  14.3    19,083,325   9.7
Other                 5,989,559   1.9     4,821,607   1.8     5,567,901   2.8
  TOTAL REVENUES   $315,170,997  100%  $265,195,608  100%  $195,934,031  100%



Number of Q&R
  Offices                   103                  97                 82

Number of USCC
  Correspondents            233                 179               165

<F1>
(1) Amounts for the fiscal year ended February 28, 1993 have been restated to conform with the presentation for the fiscal years ended February 28, 1995 and 1994.

Discount Brokerage Services
          On May 1, 1975, the SEC eliminated fixed commission rates on securities transactions. Although this resulted in an immediate and substantial reduction in commission rates charged to institutional customers, rates charged to individual retail customers by the full-service national brokerage firms were not reduced. At that time, Q&R's management perceived that an opportunity existed for firms willing to offer brokerage services at commission rates substantially below the pre-"May Day" fixed rates, and Q&R began offering such services.
          Q&R offers discount brokerage services to investors who make their own investment decisions. Q&R's management perceives that these investors basically wish to have their
orders executed at the best possible price, and to have their transactions cleared and their accounts maintained - all at the lowest commission rate consistent with a professional level of service. Q&R, together with the clearing operations of USCC, is able to provide all of these services.
          Q&R reaches the self-directed investor through a combination of customer referrals and national and local advertising. When an individual is referred or responds to advertising, he receives a new account package that includes a description of the services offered, a commission schedule and an application. An account is established when the application is returned and an initial transaction takes place.
          An extensive branch office system has been established by Q&R for the many investors who prefer to be close to their broker. The branch office provides Q&R with a presence in the community and provides the client with the opportunity to visit an office. The investor may also contact a branch office by phone. A client is assigned an Account Executive who does not offer investment advice.
          From a single office in New York in 1974, Q&R has grown to a total of 103 offices nationwide. Six new offices were opened during the fiscal year ended February 28, 1995. These offices are located in Davie, Florida; Schaumburg, Illinois; Santa Barbara and Sunnyvale, California; Harrisburg, Pennsylvania; and Great Neck, New York.
          Q&R also has available various money market and mutual funds that are provided by outside vendors, representing 81 mutual fund families, of which there are in excess of 1,600 individual funds, including 145 no-load funds.
          Q&R provides investment information to its active clients
to assist them in making investment decisions.   A list of these
services includes: Standard & Poor's Marketscope; Standard & Poor's Research Reports; the Dow Jones News Service; Telescan Charting Software; Wall Street by Fax; Quick & Reilly Top Performers Report prepared by Standard & Poor's; and Quick & Reilly's Dividend Study.
          During fiscal 1995, Q&R added three services: the 24-Hour Trading Desk to serve customers when the branch offices are closed; "Easy Trade", an automated telephone trading and quotation service which provides clients with an additional means to conduct business 24-hours a day with the use of a touch-tone telephone; and Dividend Reinvestment Plus which enables investors to automatically reinvest the dividends of any U.S. security and to keep track of this activity on monthly statements.
          Q&R offers a service that allows customers with personal computers to monitor and manage their portfolios 24-hours a day without talking to an account executive. The "Quick Way" system enables customers to receive quotes, to have access to timely market and research information, and to enter orders that are electronically routed through a Q&R office to the proper market for execution.
          The Company believes that Q&R's advertising has played a role in expanding the firm's customer base. Advertising expenses for the fiscal years ended in 1995, 1994 and 1993 were approximately $5,218,000, $6,226,000 and $6,011,000, respectively.

Clearing Services
          USCC, which became operational in 1979, maintains accounts and clears securities transactions for correspondents. Correspondents consist of Q&R, JJC, banks and broker-dealers. When a correspondent opens an account, the account is physically maintained by USCC as agent.
          USCC clears all securities transactions for Q&R's customer accounts and presently carries accounts and clears transactions for 233 correspondents. There is competition to obtain clearing agreements with correspondent brokers. USCC competes in this respect with a number of highly visible, large, well-financed clearing firms. Contacts between USCC and potential correspondent brokers are made by advertising, referrals and solicited calls. Price, services, diversity of data processing programs and applications, and reputation are the main basis of competition. Management believes that USCC's services and systems are competitive.
          During the fiscal year ended February 28, 1995, USCC purchased the correspondent clearing operations of Mabon Securities
Corp., adding sixteen correspondents, increasing USCC's presence in the third party marketing of bank services.
          During the fourth quarter, USCC signed an exclusive referral agreement with the Independent Bankers Association of America's Financial Services ("IBAA"), to supply discount brokerage and clearing services to IBAA's 5,800 member community banks across the United States.
          Electronic data processing is an integral part of the Company's entire brokerage operations, and particularly of USCC's operations. The Company owns or leases the data processing hardware necessary to input trades and back-office data. It relies on a data processing service bureau for programming and main frame computer capabilities. Management thus far has been satisfied with the service bureau's performance, but there can be no assurance of satisfactory performance in the future.
          The Company believes that USCC's internal controls and safeguards against risk of securities theft are adequate. USCC relies upon certificate counts, microfilming procedures, and video cameras recording movements in high security areas as deterrents to securities theft. In addition, as required by the NYSE and certain other regulatory authorities, USCC carries a fidelity bond covering loss or theft. The total coverage of $20,000,000 (with a $250,000 deductible provision per incident) is believed to be adequate.
Customer Financing
          Customers of correspondent brokers may effect transactions either on a cash or margin basis. In an account authorized for margin trading, USCC may lend its customers an amount up to that permitted by the Federal Reserve Board, currently 50% of the market value of securities purchased (Regulation T). The amount of the loan is also subject to NYSE margin requirements and the firm's internal policies, which in some instances are more stringent than Regulation T and NYSE requirements.
          Short sales of securities represent sales of borrowed securities and obligate the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity, applicable margin requirements, and the availability of such securities to be borrowed and delivered.
          Interest is charged on the amount borrowed by customers to finance their margin transactions. Interest charged on customer accounts represented a major component of the Company's gross revenues for the fiscal years ended February 28, 1995, 1994, and 1993.
          Secured borrowings, subordinated loans and equity capital are the primary sources of funds to finance customer margin account borrowings. USCC also uses cash balances in customer accounts, known as free credit balances, to finance customer margin account balances.
          The amount of the Company's net interest revenues from financing margin transactions and from free credit balances is affected not only by the volume of business but also by fluctuations in prevailing interest rates.

Specialist Business
          JJC Specialist Corp. is a wholly-owned subsidiary of the Company. The unit consists of 23 specialists who are members of the NYSE that make markets in 162 issues. Each specialist unit is obligated by NYSE rules to maintain a fair and orderly market in those stocks in which it is registered. It does so by purchasing and selling stocks at times of demand and supply. The specialist, therefore, becomes the central figure in the auction market.
          The business provides an opportunity for profits but also involves a high degree of risk during market volatility. At present, there are 38 specialist units that compete in the allocation process for new stocks.
          On December 24, 1992, JJC Specialist Corp. acquired the partnership of Stokes, Hoyt & Co., a specialist on the floor of the NYSE. This unit became JJC Specialist Partners and was merged into JJC Specialist Corp. on March 1, 1994.
          The following table sets forth the highest, lowest and average month-end long and short positions of the Company's specialist business for the year ending February 28, 1995:

                                                       Average Month-End
   Highest Position            Lowest Position             Position

  Long         Short         Long        Short         Long       Short
$23,561,103 $12,840,882   $8,671,775   $2,234,118  $16,047,389    $5,716,097

Competition
          All aspects of the Company's business are highly competitive. Competition within the securities industry is principally based on the price and quality of the products and services offered, financial resources, and the Company's reputation within the investing community. There is also competition to attract and retain personnel within the securities industry. Competition for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies and investment advisory companies. It is likely that competition from these institutions will intensify as they expand their brokerage, clearance and specialist operations.

Regulation
          The Company's primary subsidiaries are subject to various federal and state laws which specifically regulate their activities. The primary purpose of these requirements is to enhance the protection of customer assets rather than the Company's shareholders. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from the primary subsidiaries. These laws and regulatory requirements generally subject the primary subsidiaries to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of their business, record keeping and business practices, the handling of customer funds resulting from securities transactions and the extension of credit to customers on margin transactions. Infractions of these rules and regulations may result in suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of the subsidiary's business, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of the primary subsidiaries' activities. Additional information regarding regulation is set forth in Note 12 of the Notes to Consolidated Financial Statements under the caption "Capital Requirements". Such information is incorporated by reference.
Employees
          As of February 28, 1995, the Company and its sub-sidiaries had 913 employees, including full-time and part-time employees. Of these, 412 acted as Account Executives for Q&R. The Company's executive management group consists of six executive officers. The Company believes its relations with its employees are good.

          (d)  Financial Information about Foreign and
               Domestic Operations and Export Sales

          Not applicable.

Item 2. Properties
          The headquarters of the Company are located at 230 South County Road, Palm Beach, Florida, 33480. The offices of its primary subsidiaries are located at 26 Broadway, New York, New York 10004 under a lease expiring in 2002. Q&R's 103 branch offices are located in 33 states and the District of Columbia. These offices are located in premises covered by leases that expire on various dates through 2005.

Item 3.  Legal Proceedings
          In the ordinary course of their securities business, certain of the Company's primary subsidiaries have been named as defendants in a number of legal actions. In the opinion of management, based on discussions with counsel, the resolution of such actions will not have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended
February 28, 1995.

                             PART II
         Market for the Registrant's Common
Item 5.  Equity and Related Shareholder Matters

         The information required herein is reported on page 24 of the Company's Annual Report to Shareholders for the year ended
February 28, 1995, and is incorporated herein by reference.

Item 6.  Selected Financial Data
         The information required herein is reported on page 1 of the Company's Annual Report to Shareholders for the year ended
February 28, 1995, and is incorporated herein by reference.

         Management's Discussion and Analysis of
Item 7.  Financial Condition and Results of Operations
         The information required herein is reported on pages 11 and 12 of the Company's Annual Report to Shareholders for the year ended February 28, 1995, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         The information required herein is reported on pages 13 through 23 of the Company's Annual Report to Shareholders for the year ended February 28, 1995, and is incorporated herein by reference.

         Changes in and Disagreements with Accountants on
Item 9.  Accounting and Financial Disclosure
         Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 1995, which will be filed on or before June 27, 1995, and is incorporated herein by reference.
          The Company's executive officers hold office until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The executive officers devote substantially all of their business efforts to the affairs of the Company. The following table sets forth the name, age and position with the Company of the executive officers.

Name                     Age       Position

Leslie C. Quick, Jr.     69        Chairman of the Board of
                                   Directors, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director

Peter Quick              39        Director and President

Leslie C. Quick III      42        Director, Vice President and
                                   Treasurer

Thomas C. Quick          40        Director and Vice President

Christopher C. Quick     38        Director and Vice President

Pascal J. Mercurio       56        Director and Vice President


          Leslie C. Quick, Jr. is the founder of the Company and served as President, from its organization in 1981 until June 1986 and as Chief Executive Officer and Director from its organization in 1981 until present. In April 1983, he was elected Chairman of the Board of Directors of the Company. He served as President and Chief Executive Officer of Q&R from its organization in 1974 until June 1986 and as a Director from 1974 until March 1993. He has served as President and Chief Executive Officer of USCC from January 1979 to May 1981, and as a Director from January 1979 to
May 1993. Mr. Quick has also served as Treasurer and a Director of JJC Specialist from September 1982 until March 1990, and as
President and Chief Executive Officer from March 1983 until June
1986. Mr. Quick has also served as President and a Director of Q&R Charter, Inc. since December 1982.
          Peter Quick, a son of Leslie C. Quick, Jr., became a
Director of the Company in November 1982 and was elected President in March 1994. Mr. Quick has served as Vice President from June
1985 until his election as President in March 1994.  He was named
Vice President of USCC in May 1987. He served in that capacity until May 1990 when he became President of USCC, which position he held until March 1994 when he was elected President of the Company and Vice President of USCC. He serves as Vice President,
Treasurer, Secretary and Director of JJC and as Vice President and Director of Q&R.
          Leslie C. Quick III, a son of Leslie C. Quick, Jr., has served as Vice President since March 1994, Treasurer since February
1985 and as a Director since July 1981. Mr. Quick served as President of the Company from June 1986 to March 1994, at which time he was elected President of USCC and became Vice President of the Company. He also serves as Vice President, Treasurer,
Secretary and a Director of Q&R.  He serves as a Director of JJC
Specialist.
          Thomas C. Quick, a son of Leslie C. Quick, Jr., has served as Vice President, Assistant Treasurer and a Director of the Company since July 1981. In addition, Mr. Quick has served as Vice President and Director of USCC since May 1982. Mr. Quick joined
Q&R in 1977, became Vice President and a Director in May 1981 and was elected President of that corporation in June 1986. He serves as Director of JJC.
          Christopher C. Quick, a son of Leslie C. Quick, Jr., has served as Vice President of the Company since 1988 and as a Director since November 1982. Mr. Quick has served as President of JJC
Specialist since June 1986 and as a Director since its organization in September 1982. From September 1982 until June 1986, Mr. Quick served as Vice President - Trading of JJC Specialist. He is a memebre of the NYSE and serves as a registered specialist in the specialist book managed by JJC Specialist.
          Pascal J. Mercurio has been a Director of the Company since July 1981 and a Director of Q&R since March 1980. He joined
USCC as a Director and Executive Vice President upon its organization in January 1979. Since that time he has served in various capacities and in May 1990, he became USCC's Chairman of the Board and Chief Executive Officer.

Item 11.  Executive Compensation
          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 1995, which will be filed on or before June 27, 1995, and is incorporated herein by reference.

          Security Ownership of Certain Beneficial
Item 12.  Owners and Management
          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 1995, which will be filed on or before June 27, 1995, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 1995, which will be filed on or before June 27, 1995, and is incorporated herein by reference.


                             PART IV
          Exhibits, Financial Statement Schedules
Item 14.  and Reports on Form 8-K

(a)(1) The following report and consolidated financial statements are incorporated by reference from the Registrant's 1995 Annual Report to Shareholders and filed as part of this Report:

          Report of Independent Public Accountants

          Consolidated Financial Statements:

               Consolidated Statements of Financial Condition -
               February 28, 1995 and 1994

               Consolidated Statements of Income for the Years
               Ended February 28, 1995, 1994 and 1993

               Consolidated Statements of Changes in
               Shareholders' Equity for the Years Ended
               February 28, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the
               Years Ended February 28, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

(a)(2) The following is a list of financial statement schedules filed as part of this report beginning on page 26:

          Schedule I - Condensed Financial Information of
          Registrant


          Report of Independent Public Accountants on
          Schedules

(a)(3)    See accompanying Index to Exhibits

(b) No reports on Form 8-K were filed by the Registrant during the last fiscal quarter of the fiscal year covered by this Report.

(c) The following is a list of all Exhibits filed as part of this Report:

Exhibit             Description                            Page

   3.1 Amended By-Laws previously filed and herein incorporated by reference.

   3.2  The Company's restated certificate of
        incorporation was filed as Exhibit 4.1
        to the Company's Registration Statement
        on Form S-8, Registration No. 33-28345,
        and is hereby incorporated by reference.

   4.1  Instruments defining the rights of
        security holders were filed as
        Exhibits 4.1 and 4.2 to the Company's
        Registration Statement on Form S-1,
        Registration No. 2-83667, and Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-28345, and are hereby incorporated by reference.

  10.1  Material contracts were filed as Exhibits
        10.4 and 10.5 to the Company's
        Registration Statement on Form S-1,
        Registration No. 2-83667, and are hereby incorporated by reference.

  10.2  Agreement and Plan of Merger (Reincorporation
        Merger Agreement) was filed as Exhibit A to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the June 23, 1987 Annual
        Meeting of Shareholders.  Restated Certificate of
        Incorporation of The Quick & Reilly (Delaware)
        Group, Inc. was filed as Exhibit B to the Company's
        Notice of Annual Meeting of Shareholders and Proxy
        Statement for the June 23, 1987 Annual Meeting of
        Shareholders.  By-Laws of The Quick & Reilly
        (Delaware) Group, Inc. was filed as Exhibit C to the Company's Notice of Annual Meeting of
        Shareholders and Proxy Statement for the June 23,
        1987 Annual Meeting of Shareholders.

  10.3  Quick & Reilly Stock Option Plan was filed as
        Appendix A to the Company's Notice of Annual
        Meeting of Shareholders for the fiscal year ended
        February 28, 1991.

  13.1  Annual Report to Shareholders for the               32
        year ended February 28, 1995.  With the
        exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the Annual Report to
        Shareholders for the year ended February 28, 1995 is not deemed filed as part of this report for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

  21.1  A list of the Company's subsidiaries.               62

  23.1  Consent of Independent Public Accountants           63


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUICK & REILLY GROUP, INC.
BY  PETER QUICK /s/                          Dated:  May 15, 1995
  Peter Quick, President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LESLIE C. QUICK, JR. /s/                     Dated:  May 15, 1995
Leslie C. Quick, Jr.
Chairman of the Board
Chief Executive Officer, Chief
Financial Officer, and Director

PETER QUICK /s/                              Dated:  May 15, 1995
Peter Quick
President and Director

THOMAS C. QUICK /s/                          Dated:  May 15, 1995
Thomas C. Quick
Vice President, Assistant Treasurer,
and Director

CHRISTOPHER C. QUICK /s/                     Dated:  May 15, 1995
Christopher C. Quick
Vice President and Director

LESLIE C. QUICK III /s/                      Dated:  May 15, 1995
Leslie C. Quick III
Vice President, Treasurer and Director

ALEXANDER BENISATTO /s/                      Dated:  May 15, 1995
Alexander Benisatto
Director

RICHARD G. BRODRICK /s/                      Dated:  May 15, 1995
Richard G. Brodrick
Director

THOMAS E. CHRISTMAN /s/                      Dated:  May 15, 1995
Thomas E. Christman
Director

ARLENE B. FRYER /s/                          Dated:  May 15, 1995
Arlene B. Fryer
Secretary and Director

HENRY P. KILROY /s/                          Dated:  May 15, 1995
Henry P. Kilroy
Director

CLIFFORD W. MAYS /s/                         Dated:  May 15, 1995
Clifford W. Mays
Director

PASCAL J. MERCURIO /s/                       Dated:  May 15, 1995
Pascal J. Mercurio
Vice President and Director

ROBERT J. RABINOFF /s/                       Dated:  May 15, 1995
Robert J. Rabinoff
Controller and Principal Accounting
Officer

                    THE QUICK & REILLY GROUP, INC.
                     INDEX TO FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULES

                                                    Reference

                                                         Annual
                                                        Report to
                                                         Share-
                                               Form      holders
                                               10-K      (page)

Financial Statements

Consolidated Statements of Financial
  Condition at February 28, 1995
  and 1994                                                 13

For each of the three fiscal years in
  the period ended February 28, 1995:

  Consolidated Statements of Income                        14

  Consolidated Statements of Changes
    in Shareholders' Equity                                15

  Consolidated Statements of Cash Flows                    16

Notes to Consolidated Financial Statements                 17

Report of Independent Public Accountants                   22

Supplementary Information:

  Quarterly Financial Data (unaudited)                     23

  Common Stock Data                                        24


                    THE QUICK & REILLY GROUP, INC.

                     INDEX TO FINANCIAL STATEMENTS
             AND FINANCIAL STATEMENT SCHEDULES (Continued)


                                                    Reference

                                                         Annual
                                                        Report to
                                                         Share-
                                                         holders
                                               10-K      (page)


Schedules

Report of Independent Public Accountants        31
  on Schedules

I - Condensed Financial Information of
      Registrant                              26-30


                   THE QUICK AND REILLY GROUP, INC.

                   INDEX TO FINANCIAL STATEMENTS AND
                     FINANCIAL STATEMENT SCHEDULES

                             (Item 14(a))


          Information presented in the schedules pertains only to continuing operations unless otherwise stated.
          All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
          The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Quick & Reilly Group, Inc. for the year ended February 28, 1995, are hereby incorporated by reference.

                                                    Schedule I
                                                     (Page 1)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       THE QUICK & REILLY GROUP, INC.
                           (Parent Company Only)
                CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                       February 28,    February 28,
                                           1995          1994

ASSETS

Cash and Cash Equivalents                 $6,294,983    $1,479,038
Securities Owned - At Market Value:
  Municipal                               21,143,104    23,585,782
  Other                                       22,884        20,782
Receivable From Subsidiaries               1,503,044     1,296,850
Investments in Subsidiaries, at Equity   210,511,736   181,679,430
Other Assets                               4,331,504     4,250,603
                                       _____________  ____________
     TOTAL ASSETS                       $243,807,255  $212,312,485
                                       _____________  ____________
                                       _____________  ____________

LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to Subsidiaries                   $2,400,324    $3,274,549
Accrued Expenses and Other Liabilities     4,539,199     4,080,399
                                       _____________  ____________
     TOTAL LIABILITIES                     6,939,523     7,354,948
                                       _____________  ____________

Shareholders' Equity
      Preferred Stock, $.01 Par Value;
       Authorized 1,000,000 Shares,
       None Issued and Outstanding           -             -
      Common Stock, $.10 Par Value;
       Authorized 20,000,000 Shares,
       Issued 11,237,475 Shares            1,123,748     1,123,748
      Paid-in Capital                     74,179,352    74,179,352
      Retained Earnings                  165,837,020   131,584,887
                                       _____________   ___________
                                         241,140,120   206,887,987
      Less: Common Stock in Treasury
       at Cost- 162,400 in 1995 and
       69,400 shares in 1994              (4,272,388)   (1,930,450)
                                       _____________   ___________
     TOTAL SHAREHOLDERS' EQUITY          236,867,732   204,957,537

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $243,807,255  $212,312,485
                                        ------------  ------------
<F1>
See Notes to Condensed Financial Information.

                                                      Schedule I
                                                       (Page 2)
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             THE QUICK & REILLY GROUP, INC.
                                  (Parent Company Only)
                              CONDENSED STATEMENTS OF INCOME

                                  Fiscal Year Ended February 28,

                             ____________________________________
                               1995          1994        1993
                             ____________________________________
REVENUES
 Management fees from
  Subsidiaries               $2,548,997    $1,942,003  $1,664,500
 Interest from
  Subsidiaries                1,560,000     1,560,000   1,560,000
 Other                        1,021,505     1,203,652   1,901,829
                             __________    __________  __________
                              5,130,502     4,705,655   5,126,329
                             __________    __________  __________
EXPENSES
 Employee Compensation
  and Benefits                1,860,293     1,678,306   1,953,424
 Interest                         1,153           -        10,562
 Rent and Other
  Occupancy                      71,952        62,973      21,239
 Professional Services          284,212       240,742     119,453
 Other                          562,573       696,910     438,615
                             __________    __________  __________
                              2,780,183     2,678,931   2,543,293
                             __________    __________  __________
   INCOME BEFORE PROVISION
    FOR INCOME TAXES AND
    EQUITY IN EARNINGS OF
    SUBSIDIARIES              2,350,319     2,026,724   2,583,036

Provision for Income Taxes      471,854       434,663     514,546
                             __________    __________   __________
   INCOME BEFORE EQUITY IN
    EARNINGS OF SUBSIDIARIES  1,878,465     1,592,061   2,068,490

Equity in Earnings of
 Subsidiaries                39,582,306    40,898,951  26,626,339
                            ___________   ___________ ___________
   NET INCOME               $41,460,771   $42,491,012 $28,694,829
                            ___________   ___________ ___________
                            ___________   ___________ ___________
<F1>
         See Notes to Condensed Financial Information.

                                                      Schedule I
                                                       (Page 3)


                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE QUICK & REILLY GROUP, INC.
                               (Parent Company Only)
                        CONDENSED STATEMENTS OF CASH FLOWS

                                  Fiscal Year Ended February 28,
                             ____________________________________
                                  1995         1994        1993
                             ___________  ___________  ___________
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                 $41,460,771  $42,491,012  $28,694,829
   Adjustments to
    Reconcile Net Income to
    Net Cash Provided By
    (Used in) Operating
    Activities:
      Equity in Earnings
       of Subsidiaries       (39,582,306) (40,898,951) (26,626,339)
   (Increases) Decreases in
    Operating Assets:
     Securities Owned          2,440,576   (3,827,698)  (3,642,127)
     Receivable From
      Subsidiaries              (206,194)   1,090,976   11,464,272
     Other Assets                (80,901)  (1,382,912)    (432,173)
   Increases (Decreases) in
    Operating Liabilities:
     Payable to Subsidiaries    (874,225)    (771,984)   4,046,533
     Income Taxes Payable           -            -          (2,975)
     Accrued Expenses and
      Other Liabilities          458,800      636,201     (358,253)
                              __________   __________   __________
       NET CASH PROVIDED BY
        (USED IN) OPERATING
        ACTIVITIES             3,616,521   (2,663,356)  13,143,767
                              __________   __________   __________
CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Dividends Paid on Common
     Stock                    (7,208,638)  (6,195,508)  (4,588,255)
    Purchase of Treasury
     Stock                    (2,341,938)  (1,784,600)  (1,167,500)
    Proceeds From Sale of
     Treasury Stock Under Stock
     Option Plan                    -       1,121,185         -
    Proceeds from Issuance of
     Common Stock Under Stock
     Option Plan                    -            -         229,532
    Purchase of Shares Held
     in Escrow                      -             (82)        -
                              __________   __________   __________
       NET CASH USED IN
        FINANCING ACTIVITIES  (9,550,576)  (6,859,005)  (5,526,223)
                              __________   __________   __________

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Increase in Investment
    in Subsidiary                    -     (1,997,000)  (3,655,783)
   Cash Dividends Received
     From Subsidiaries         10,750,000   2,000,000    2,000,000
                               __________  __________   __________

       NET CASH PROVIDED BY
        (USED IN) INVESTING
        ACTIVITIES             10,750,000       3,000   (1,655,783)
                               __________  __________   __________

       NET INCREASE (DECREASE)
        IN CASH AND CASH
        EQUIVALENTS             4,815,945  (9,519,361)   5,961,761
CASH AND CASH EQUIVALENTS AT
 THE BEGINNING OF THE YEAR      1,479,038  10,998,399    5,036,638
                               __________  __________   __________
       CASH AND CASH
        EQUIVALENTS AT THE
        END OF THE YEAR        $6,294,983  $1,479,038  $10,998,399
                               __________  __________  ___________
                               __________  __________  ___________

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During the Year for:
 Interest                      $    1,153  $     -    $     10,562
 Income Taxes                     351,077     609,750      526,682
Noncash Financing and Investing
 Activities:
  Issuance of Common Stock
    Pursuant to Acquisition    $     -     $    1,947   $7,735,340
  Five Percent Stock
   Dividends Paid                    -     32,609,074         -

<F1>
See Notes to Condensed Financial Information.

                                                    Schedule I
                                                     (Page 4)


          CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE QUICK & REILLY GROUP, INC.
                      (Parent Company Only)


            NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 - DIVIDENDS RECEIVED FROM SUBSIDIARIES

         The Quick & Reilly Group, Inc. received from its consolidated subsidiaries cash dividends of $10,750,000 for the fiscal year ended February 28, 1995, and $2,000,000 for each of the fiscal years ended February 28, 1994 and 1993, respectively.

NOTE 2 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The condensed financial information of The Quick & Reilly, Group, Inc. (Parent Company Only) should be read in conjunction with the consolidated financial statements of The Quick & Reilly Group, Inc. and Subsidiaries and the notes thereto incorporated by reference in this report.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Quick & Reilly Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Quick & Reilly Group, Inc. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 17, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 24 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   Arthur Andersen LLP

New York, New York
April 17, 1995