Form 10-Q
period 1995-05-26
QUICK & REILLY GROUP INC /DE/
filed 1995-07-05
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


        For Quarter Ended                  May 26, 1995


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

                                    FORM 10-Q

                      FOR THE QUARTER ENDED May 26, 1995

                                      INDEX


                                                               Page Number


        Part I.
          Item 1.      Financial Statements

                       Consolidated Statements of
                       Financial Condition - May 26, 1995
                       (Unaudited) and February 28, 1995            1

                       Consolidated Statements of Income
                       (Unaudited) - Three Months Ended
                       May 26, 1995 and May 27, 1994                2


                       Consolidated Statements of Cash
                       Flows (Unaudited) - Three Months Ended
                       May 26, 1995 and and May 27, 1994            3

                       Notes to Consolidated Financial
                       Statements ( Unaudited)                      4

          Item 2.      Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                   5



        SIGNATURE PAGE












                            The Quick & Reilly Group, Inc. and Subsidiaries
                            Consolidated Statements of Financial Condition

                                                   May 26,       February 28,
(In thousands except share amounts)                 1995             1995
                                           ----------------------------------
                                                (Unaudited)
ASSETS
Cash and Cash Equivalents                         $50,318         $40,863
Receivable from Brokers, Dealers and
 Clearing Organizations                          1,070,225        783,777
Receivable From Customers                          758,977        800,884
Securities Owned at Market Value -
 U.S. Government                                     8,455          8,382
 Municipal                                         114,323         83,120
 Equities and Other                                 19,395         14,914
Exchange Memberships- At Cost
 (Market Value $9,656 and $10,362)                   3,908          3,908
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
Depreciation and Amortization of
 $7,578 and $7,155                                   7,816          6,340
Other Assets                                        18,075         17,259
                                             --------------------------------
   TOTAL ASSETS                                 $2,051,492     $1,759,447
                                             ================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Money Borrowed From Banks                          $31,988        $7,797
Drafts Payable                                      39,745        34,522
Payable to Brokers, Dealers and
 Clearing Organizations                          1,240,324       998,718
Payable to Customers                               417,597       409,560
Securities Sold, But Not Yet
 Purchased- At Market Value                          8,284        12,918
Income Taxes Payable                                 8,501         3,643
Accrued Expenses and Other
 Liabilities                                        56,279        55,421
                                             ----------------------------------
    TOTAL LIABILITIES                            1,802,718      1,522,579
                                             ----------------------------------
Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares, none
 issued and outstanding                                  -              -
Common Stock, $.10 par value;
 authorized 20,000,000 shares,
 issued 16,856,212 shares                            1,686           1,686
Paid-In Capital                                     73,617          73,617
Retained Earnings                                  177,743         165,837
                                             ----------------------------------
                                                   253,046         241,140
Less: Common Stock in Treasury, at
 Cost - 243,600 shares                              (4,272)         (4,272)
                                             ----------------------------------
    TOTAL SHAREHOLDERS' EQUITY                     248,774         236,868
                                             ----------------------------------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $2,051,492      $1,759,447
                                             =================================

<F1>
        The accompanying notes are an integral part of these statements.








                               The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Income
                                               (Unaudited)


(In thousands, except per share amounts)              Three Months Ended
                                            ------------------------------------
                                                May 26,           May 27,
                                                 1995              1994
                                            ------------------------------------
REVENUES
Commissions and Clearance Income               $41,838           $39,285
Interest                                        47,882            25,394
Trading                                         10,260             8,948
Other                                            2,728             1,810
                                            ------------------------------------
     Total Revenues                            102,708            75,437
     Interest Expense                           35,243            16,030
                                            ------------------------------------
     Net Revenues                               67,465            59,407
                                            ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits              23,068            21,958
Brokerage, Exchange and Clearance Fees           4,147             3,422
Data Processing and Equipment Rental             5,101             4,586
Communication                                      812               825
Printing, Postage, Stationery and
 Office Supplies                                 1,846             1,557
Advertising                                      1,147             1,448
Rent and Other Occupancy                         1,673             1,558
Professional Services                              672               636
Amortization of Intangibles                        493               523
Other                                            3,531             2,966
                                            ------------------------------------
     Total Non-Interest Expenses                42,490            39,479
                                            ------------------------------------
     Income Before Provision for Income Taxes   24,975            19,928
     Provision for Income Taxes                 11,408             9,608
                                            ------------------------------------
     NET INCOME                                $13,567           $10,320
                                            ====================================

Earnings Per Share                              $0.817            $0.618
Weighted Average Number Of Shares
 Outstanding During the Period                  16,613            16,700
 Cash Dividends Declared Per Share               $0.10             $0.08


<F1>
        The accompanying notes are an integral part of these statements.




                               The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                  Three Months Ended
                                           -------------------------------------
                  (In Thousands)                May 26,           May 27,
                                                 1995               1994
                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $13,567             $10,320
Adjustments to Reconcile Net Income to
 Net Cash Provided By (Used In)
 Operating Activities:
Depreciation and Amortization                      998               1,004
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers, and
 Clearing Organizations                       (286,448)           (111,482)
 Receivable from Customers                      41,907               7,178
 Securities Owned                              (35,757)             (1,218)
  Other Assets                                  (1,311)             (1,165)
Increases (Decreases) in Operating Liabilities:
 Money Borrowed From Banks                      24,191             (37,003)
 Drafts Payable                                  5,223             (23,413)
 Payable to Brokers, Dealers, and
  Clearing Organizations                       241,606             245,720
 Payable to Customers                            8,037             (33,116)
 Securities Sold, But Not Yet Purchased         (4,634)             (3,483)
 Income Taxes Payable                            4,858               6,030
 Accrued Expenses and Other Liabilities            858              (7,491)
                                           -----------------------------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                13,095              51,881
                                           -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                 (1,661)             (1,335)
 Purchase of Treasury Stock                          -              (1,246)
                                           -------------------------------------
     NET CASH USED IN FINANCING ACTIVITIES      (1,661)             (2,581)
                                           -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                    (1,979)               (352)
                                           -------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES      (1,979)               (352)
                                           -------------------------------------
     NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                9,455              48,948

CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE YEAR                                    40,863              41,824
                                           -------------------------------------
     CASH AND CASH EQUIVALENTS AT THE END
      OF THE QUARTER                           $50,318             $90,772
                                           =====================================


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Period For:
  Interest                                     $32,316             $14,203
  Income Taxes                                   6,511               4,863

<F1>
     The accompanying notes are an integral part of these statements.


                The Quick & Reilly Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. Stock borrow and loan transactions with the same counterparty are netted where a right of setoff exists. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1995 Annual Report which is incorporated by reference on Form 10-K.


    2. Commitments and Contingencies

         Margin requirements of $46,840,000 with a clearing corporation at May 26, 1995 have been satisfied by obtaining letters of credit of $56,500,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Shareholders' Equity and Earnings Per Share

         On March 1, 1995, the Company's Board of Directors approved a three-for-two stock split, to be effected in the form of a 50% stock dividend, on the Company's Common Stock. The split became effective on June 7, 1995, for shareholders of record as of May 15, 1995.
         All amounts for shares issued and held in treasury along with the related total par value for common stock issued and paid-in capital, as well as earnings per share and dividends per share prior to March 1, 1995 have been retroactively adjusted to give effect to this transaction. Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for the fiscal quarter.


    4. Income Taxes

         For the three months ended May 26, 1995 and May 27, 1994, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At May 26, 1995, the subsidiaries had net capital, in the aggregate, of $185,104,000 which exceeded aggregate minimum net capital requirements by $155,019,000.

    6. Dividends Declared


    On May 4, 1995, the Board of Directors declared a cash dividend of $0.10 per share payable on July 3, 1995 to holders of record on June 14, 1995.



    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc. increased $292,045,000 or 17% for May 26, 1995 versus February 28, 1995. Receivable From Brokers, Dealers and Clearing Organizations increased $286,448,000 or 37% primarily due to increases in stock borrowed activity. Receivable From Customers decreased $41,907,000 or 5% due to a decrease in margin debits on May 26, 1995. Investments in Municipal Bonds increased $31,203,000 or 38% due to more favorable investment opportunities in the municipal bond markets.

         Total Liabilities of the Quick & Reilly Group, Inc. increased $280,139,000 or 18% for May 26, 1995 versus February 28, 1995. Money Borrowed From Banks increased $24,191,000 or 310% due to unavailable funds for securities settlement on May 26, 1995, as did Drafts Payable, increasing $5,223,000 or 15%. Payable to Brokers, Dealers and Clearing Organizations increased $241,606,000 or 24% primarily due to the increase in stock loan activities. Income Taxes Payable increased $4,858,000 or 133% primarily due to an increased first quarter tax liability paid in June, 1995.

         Total Revenues increased $27,271,000 or 36% for the quarter ended May 26, 1995 versus the quarter ended May 27, 1994. Net Revenues increased $8,058,000 or 14%. Commission and Clearance Income increased $2,553,000 or 6% reflecting an increase in trading volume. Interest Income increased $22,488,000 or 89%, due to increased margin debits and stock borrowed activities. Interest Expense increased $19,213,000 or 120% primarily due to increased stock loan activities. Trading increased $1,312,000 or 15% due to favorable market conditions. Other Revenues increased $918,000 or 51% primarily due to increased unrealized gains on investments and increased fee income.

         Total Non-Interest Expenses for the quarter ended May 26, 1995 increased $3,011,000 or 8% versus the quarter ended May 27, 1994. Employee Compensation and Benefits increased $1,110,000 or 5% primarily due to an increase in the number of employees and increases in incentive compensation. Brokerage, Exchange and Clearance Fees increased $725,000 or 21% primarily due to the increased number of trades processed by U.S. Clearing Corp. Data Processing and Equipment Rental increased $515,000 or 11% primarily due to the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Printing, Postage, Stationery and Office Supplies increased $289,000 or 19% primarily due to increased printing and stationery expenditures in the quarter ended May 26, 1995. Rent and Other Occupancy increased $115,000 or 7% primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $565,000 or 19% primarily due to the expansion of the Quick & Reilly branch network and normal increases in operating costs.

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