Form 10-Q
period 1995-08-25
QUICK & REILLY GROUP INC /DE/
filed 1995-10-06
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549




                                Form 10-Q


    For Quarter Ended           August 25, 1995


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

                 FOR THE QUARTER ENDED AUGUST 25, 1995
                               INDEX


                                                                Page Number

    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - August 25, 1995
                   (Unaudited) and February 28, 1995                    1







                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   August 25, 1995 and August 26, 1994                  2

                   Consolidated Statements of Income
                   (Unaudited) - Six Months Ended
                   August 25, 1995 and August 26, 1994                  3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Six Months Ended
                   August 25, 1995 and and August 26, 1994              4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                              6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           8

    SIGNATURE PAGE




                  The Quick & Reilly Group, Inc. and Subsidiaries
                  Consolidated Statements of Financial Condition


                                                 August 25,    February 28,
(In thousands except share amounts)                1995           1995
                                              ------------------------------
                                                      (Unaudited)
ASSETS
Cash & Cash Equivalents                           $50,745        $40,863
Receivable from Brokers, Dealers
 and Clearing Organizations                       805,271        783,777
Receivable From Customers                         887,417        800,884
Securities Owned at Market Value -
 U.S. Government                                   25,397          8,382
 Municipal                                         91,284         83,120
 Equities and Other                                23,903         14,914
Exchange Memberships- At Cost
 (Market Value $11,249 and $10,362)                 3,908          3,908
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
Depreciation and Amortization of $8,221
 and $7,155                                        14,758          6,340
Other Assets                                       26,992         17,259
                                               ------------------------------
  TOTAL ASSETS                                 $1,929,675     $1,759,447
                                               ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Money Borrowed From Banks                         $2,000          $7,797
Drafts Payable                                    36,541          34,522
Payable to Brokers, Dealers and
 Clearing Organizations                        1,095,351         998,718
Payable to Customers                             448,808         409,560
Securities Sold, But Not Yet
 Purchased - At Market Value                      17,792          12,918
Income Taxes Payable                               3,680           3,643
Accrued Expenses and Other Liabilities            62,386          55,421
                                               ------------------------------
  Total Liabilities                            1,666,558       1,522,579
                                               ------------------------------
Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $.01 par value; authorized
 1,000,000 shares, non issued and outstanding
Common Stock, $.10 par value; authorized
 20,000,000, issued 16,856,047 shares              1,686           1,686
Paid-In Capital                                   73,883          73,617
Retained Earnings                                191,426         165,837
                                               ------------------------------
Less: Common Stock in Treasury,
 at Cost -                                       266,995         241,140
 221,100 shares on August 25, 1995
  and 243,600 on February 28, 1995                (3,878)         (4,272)
                                               ------------------------------
  TOTAL SHAREHOLDERS' EQUITY                     263,117         236,868
                                               ------------------------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $1,929,675      $1,759,447
                                               ==============================


<F1>
        The accompanying notes are an integral part of these statements.



                            The Quick & Reilly Group, Inc. and Subsidiaries
                                Consolidated Statements of Income
                                          (Unaudited)


(In thousands, except per share amounts)            Three Months Ended
                                            ------------------------------------
                                              August 25,        August 26,
                                                1995              1994
                                            ------------------------------------
REVENUES
Commisssions and Clearance Income              $50,061           $32,334
Interest                                        44,399            30,582
Trading                                         10,132             7,529
Other                                            3,154             2,618
                                            ------------------------------------
    Total Revenues                             107,746            73,063
    Interest Expense                            31,304            19,784
                                            ------------------------------------
    Net Revenues                                76,442            53,279
                                            ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits              25,148            20,114
Brokerage, Exchange and Clearance Fees           4,748             3,259
Data Processing and Equipment Rental             5,985             3,829
Communication                                    1,225               678
Printing, Postage, Stationery and
 Office Supplies                                 2,084             1,409
Advertising                                      1,348             1,386
Rent and Other Occupancy                         1,816             1,597
Professional Services                              617               469
Amortization of Intangibles                        495               545
Other                                            4,231             2,914
                                            ------------------------------------
     Total Non-Interest Expenses                47,697            36,200
                                            ------------------------------------
     Income Before Provision for
      Income Taxes                              28,745            17,079
     Provision for Income Taxes                 13,398             8,560
                                            ------------------------------------
     NET INCOME                                $15,347            $8,519
                                            ====================================

Earnings Per Share (Note 7)                     $0.924            $0.511
Weighted Average Number Of Shares
 Outstanding During the Period                  16,615            16,673
 Cash Dividends Declared Per Share               $0.10             $0.08

<F1>

        The accompanying notes are an integral part of these statements.



                               The Quick & Reilly Group Inc. and Subsidiaries
                                     Consolidated Statements of Income
                                               (Unaudited)


(In thousands, except per share amounts)          Six Months Ended
                                          ------------------------------------
                                             August 25,        August 26,
                                                1995              1994
                                          ------------------------------------

REVENUES
Commisssions and Clearance Income             $91,899           $71,619
Interest                                       92,281            55,976
Trading                                        20,392            16,477
Other                                           5,882             4,429
                                          ------------------------------------
     Total Revenues                           210,454           148,501
     Interest Expense                          66,547            35,815
                                          ------------------------------------
     Net Revenues                             143,907           112,686
                                          ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits             48,216            42,072
Brokerage, Exchange and Clearance Fees          8,895             6,680
Data Processing and Equipment Rental           11,086             8,415
Communication                                   2,037             1,503
Printing, Postage, Stationery and
 Office Supplies                                3,930             2,966
Advertising                                     2,495             2,834
Rent and Other Occupancy                        3,489             3,155
Professional Services                           1,289             1,105
Amortization of Intangibles                       988             1,067
Other                                           7,762             5,881
                                            ------------------------------------
     Total Non-Interest Expenses               90,187            75,678
                                            ------------------------------------
     Income Before Provision for
      Income Taxes                             53,720            37,008
     Provision for Income Taxes                24,806            18,169
                                            ------------------------------------
     NET INCOME                               $28,914           $18,839
                                            ====================================

Earnings Per Share (Note 7)                    $1.740            $1.129
Weighted Average Number Of Shares
 Outstanding During the Period                 16,614            16,686
 Cash Dividends Declared Per Share              $0.20             $0.16

<F1>

        The accompanying notes are an integral part of these statements.



                           The Quick & Reilly Group, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flow
                                           (Unaudited)


                                                  Six Months Ended
                                              ------------------------
                    (In Thousands)             August 25,  August 26,
                                                  1995        1994
                                              ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $28,914     $18,839
Adjustments to Reconcile Net Income to
 Net Cash Provided By (Used In)
 Operating Activities:
Depreciation and Amortization                       2,170       2,065
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers, and
 Clearing Organizations                           (21,494)   (128,723)
 Receivable from Customers                        (86,533)     37,407
 Securities Owned                                 (34,168)    (15,317)
  Other Assets                                    (10,725)     (1,133)
Increases (Decreases) in Operating Liabilities:
 Money Borrowed From Banks                         (5,797)    (37,003)
 Drafts Payable                                     2,019     (24,135)
 Payable to Brokers, Dealers, and
  Clearing Organizations                           96,633     161,875
 Payable to Customers                              39,248      40,501
 Securities Sold, But Not Yet Purchased             4,874      (1,031)
 Income Taxes Payable                                  37         416
 Accrued Expenses and Other Liabilities             6,965         421
                                                 ------------------------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                    22,143      54,182
                                                 ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                    (3,330)     (2,668)
 Proceeds From Sale of Treasury Stock Under
  Stock Option Plan                                   665           -
 Purchase of Treasury Stock                             -      (1,486)
                                                 ------------------------
    NET CASH USED IN FINANCING ACTIVITIES          (2,665)     (4,154)
                                                 ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                       (9,596)       (657)
                                                 ------------------------
    NET CASH USED IN INVESTING ACTIVITIES          (9,596)       (657)
                                                 ------------------------
    NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                    9,882      49,371

    CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                 40,863      41,824
                                                 ------------------------
    CASH AND CASH EQUIVALENTS AT THE END OF
     THE PERIOD                                   $50,745     $91,195
                                                 ========================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Period For:
  Interest                                        $65,652     $34,546
  Income Taxes                                     22,222      14,254

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



    2. Commitments and Contingencies

         Margin requirements of approximately $56,900,000 with a clearing corporation at August 25, 1995 have been satisfied by obtaining letters of credit of $60,500,000 secured by customers' margin account securities.

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

    3. Shareholders' Equity and Earnings Per Share

         On March 1, 1995, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, on the Company's Common Stock. The split became effective on June 7, 1995, for shareholders of record as of May 15, 1995.

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


    4. Income Taxes

         For the three months ended August 25, 1995 and August 26, 1994, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At August 25, 1995, the subsidiaries had net capital, in the aggregate, of $194,179,000 which exceeded aggregate minimum net capital requirements by $160,919,000.

    6. Dividends Declared

         On June 27, 1995, the Board of Directors declared a cash dividend of $0.10 per share payable on October 2, 1995 to holders of record on September 1, 1995.

    7. Subsequent Events

         On September 13, 1995, the Company's Board of Directors approved a three-for-two stock split, to be effected in the form of a 50% stock dividend, on the Company's Common Stock. The split will become effective on October 18, 1995, for shareholders of record as of September 27, 1995. A total of 8,428,023 shares of common stock are anticipated to be issued in connection with the split, including 110,550 shares of common stock held in treasury.

         Retroactive application of the split will have several effects on the financial statements. The number of shares issued will increase to 25,284,070 as of August 25, 1995 and February 28, 1995. Net Income per share will decrease to $0.62 and $0.34 for the three months ended August 25, 1995 and August 26, 1994, respectively; and will decrease to $1.16 and $0.75 for the six months ended August 25, 1995 and August 26, 1994, respectively. Book value per share will decrease to $10.55 from $15.82 at August 25, 1995 and will decrease to $9.51 from $14.26 at February 28, 1995.

         Pursuant to an asset purchase agreement, JJC Specialist Corp., a wholly-owned subsidiary of the Quick & Reilly Group, Inc., acquired certain tangible and intangible assets of MMS&N, LLC, a New York Stock Exchange specialist firm, on October 6, 1995.


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc.
    increased $170,228,000 or 10% for August 25, 1995 versus
    February 28, 1995. Receivable From Brokers, Dealers and Clearing Organizations increased $21,494,000 or 3% primarily due to increases in stock borrowed activity. Receivable From Customers increased $86,533,000 or 11% due to an increase in debits on August 25, 1995. Investments in U.S. Government and Municipal Bonds increased $25,179,000 or 28%, primarily to take advantage of relatively higher short-term interest rates. Furniture, Equipment and Leasehold Improvements increased $8,418,000 or 132% primarily due to the purchase of new equipment in various subsidiaries. Other Assets increased $9,733,000 or 56% primarily due to increases in dividends receivable.

         Total Liabilities of the Quick & Reilly Group, Inc. increased $143,979,000 or 9% for August 25, 1995 versus February 28, 1995.
    Money Borrowed From Banks decreased $5,797,000 or 74% due to the increase in stock loan activities. Drafts Payable increased $2,019,000 or 6% primarily due to the increase in customer debits. Payable to Brokers, Dealers and Clearing Organizations increased $96,634,000 or 10% primarily due to the increase in stock loan activities. Payable to Customers increased $39,248,000 or 10% due to increased trading volume. Accrued Expenses and Other Liabilities increased $6,965,000 or 13% primarily due to increased dividends payable and increased incentive compensation payable.

         Total Revenues increased $34,683,000 or 47% for the quarter ended August 25, 1995 versus the quarter ended August 26, 1994. Total Revenues increased $61,953,000 or 42% for the six month period ended August 25, 1995 versus the six month period ended August 26, 1994. Net Revenues increased $23,163,000 or 43% for the quarter ended August 25, 1995 versus August 26, 1994. Net Revenues increased $31,221,000 or 28% for the six month period ended August 25, 1995 versus the six month period ended August 26, 1994. Commission and Clearance Income increased $17,727,000 or 55% for the quarterly comparison and $20,280,000 or 28% for the six month comparison due to increased trading volume in the securities markets. Interest Income increased $13,817,000 or 45% for the quarterly comparison and $36,305,000 or 65% for the six month comparison due to increased margin debits and stock borrowed activities. Interest Expense increased $11,520,000 or 58% for the quarterly comparison and $30,732,000 or 86% for the six month comparison primarily due to increased stock loan activities. Trading increased $2,603,000 or 35% for the quarterly comparison and $3,915,000 or 24% for the six month comparison due to favorable market conditions. Other Revenues increased $536,000 or 20% for the quarterly comparison and $1,453,000 or 33% for the six month comparison primarily due to increased unrealized gains on investments and increased fee income.

     Total Non-Interest Expenses for the quarter ended August 25, 1995 versus the quarter ended August 26, 1994 increased $11,497,000 or 32%. The six month comparison shows Non-Interest Expenses increasing $14,509,000, or 19%. Employee Compensation and Benefits increased $5,034,000 or 25% for the quarterly comparison and $6,144,000 or 15% for the six month comparison primarily due to an increase in the number of employees and increases in incentive compensation. Brokerage, Exchange, and Clearance Fees increased $1,489,000 or 46% for the quarterly comparison and $2,215,000 or 33% for the six month comparison primarily due to the increased number of trades processed by U.S. Clearing Corp. Data Processing and Equipment Rental increased $2,156,000 or 56% for the quarterly comparison and $2,671,000 for the six month comparison primarily due to the increased volume and the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Communication expense increased $547,000 or 80% for the three month comparison and $534,000 or 36% for the six month comparison due to the expansion of the Quick & Reilly Inc.'s branch network and the implementation of its twenty-four hour brokerage service. Printing, Postage, Stationery and Office Supplies increased $675,000 or 48% for the quarterly comparison and $964,000 or 33% for the six month comparison primarily due to the increase in trading volume. Advertising expenditures decreased
    $38,000 or 3% for the three month comparison and $339,000 or 12% for the six month comparison due to reduced advertising expenditures for Quick & Reilly, Inc. Rent and Other Occupancy increased $219,000 or 14% for the quarterly comparison and $334,000 or 11% for the six month comparison primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $1,317,000 or 45% for the quarterly comparison and $1,881,000 or 32% for the six month comparison primarily due to the increase in volume and normal increases in operating costs.

    Liquidity and Capital Resources

         Management of the Company believes that funds generated from operations will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. The Company's assets are highly liquid and consist mainly of cash or assets readily convertible into cash.


                      ---------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                THE QUICK & REILLY GROUP, INC.

                                BY:--------------------------
                                   Leslie C. Quick, Jr.
                                   Chairman of the Board
                                   Chief Executive Officer

                                BY:--------------------------
                                   Peter Quick
                                   President

                                BY:--------------------------
                                   Robert J. Rabinoff
                                   Controller