Form 10-Q
period 1995-11-24
QUICK & REILLY GROUP INC /DE/
filed 1996-01-05
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549




                               Form 10-Q


        For Quarter Ended           November 24, 1995


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

                                    FORM 10-Q

                     FOR THE QUARTER ENDED November 24, 1995

                                       INDEX



                                                                 Page Number

    Part I.
     Item 1.      Financial Statements
                  Consolidated Statements of
                  Financial Condition - November 24, 1995
                  (Unaudited) and February 28, 1995                    1

                  Consolidated Statements of Income
                  (Unaudited) - Three Months Ended
                  November 24, 1995 and November 25, 1994              2

                  Consolidated Statements of Income
                  (Unaudited) - Nine Months Ended
                  November 24, 1995 and November 25, 1994              3

                  Consolidated Statements of Cash
                  Flows (Unaudited) - Nine Months Ended
                  November 24, 1995 and and November 25, 1994          4

                  Notes to Consolidated Financial
                  Statements ( Unaudited)                              6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           8



        SIGNATURE PAGE




                             The Quick & Reilly Group, Inc. and Subsidiaries
                             Consolidated Statements of Financial Condition


                                        November 24,          February 28,
(In thousands except share amounts)        1995                  1995
                                        -------------------------------------
                                        (Unaudited)


ASSETS
Cash & Cash Equivalents                     $56,500               $40,863
Receivable from Brokers, Dealers
 and Clearing Organizations               2,024,108             1,606,210
Receivable From Customers                   983,531               800,884
Securities Owned at Market Value -
 U.S. Government                             45,717                 8,382
 Municipal                                   76,034                83,120
 Equities and Other                          35,629                14,914
Exchange Memberships- At Cost
 (Market Value $11,877 and $10,362)           3,908                 3,908
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
Depreciation and Amortization of $8,966
 and $7,155                                  15,147                 6,340
Other Assets                                 70,724                17,259
                                      ------------------------------------------
  TOTAL ASSETS                           $3,311,298            $2,581,880
                                      ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Money Borrowed From Banks                   $1,000                $7,797
Drafts Payable                              33,190                34,522
Payable to Brokers, Dealers
 and Clearing Organizations              2,364,062             1,821,151
Payable to Customers                       502,328               409,560
Securities Sold, But Not Yet
 Purchased - At Market Value                19,302                12,918
Income Taxes Payable                         4,055                 3,643
Accrued Expenses and Other Liabilities     108,358                55,421
                                       -----------------------------------------
  Total Liabilities                      3,032,295             2,345,012
                                       -----------------------------------------
Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares,
  none issued and outstanding
Common Stock, $.10 par value;
 authorized 20,000,000 shares,
 issued 25,283,860 shares                   2,528                 2,528
Paid-In Capital                            74,333                72,775
Retained Earnings                         204,804               165,837
                                       -----------------------------------------
Less: Common Stock in Treasury,
 at Cost -                                281,665               241,140
 227,676 shares on November 24, 1995
  and 365,400 on February 28, 1995         (2,662)               (4,272)
                                       -----------------------------------------
  TOTAL SHAREHOLDERS' EQUITY              279,003               236,868
                                       -----------------------------------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $3,311,298            $2,581,880
                                       =========================================


<F1>

        The accompanying notes are an integral part of these statements.



                            The Quick & Reilly Group, Inc. and Subsidiaries
                                 Consolidated Statments of Income
                                             (Unaudited)


(In thousands, except per share amounts)         Three Months Ended
                                          ------------------------------------
                                            November 24,      November 25,
                                                1995              1994
                                          ------------------------------------
REVENUES
Commisssions and Clearance Income          $51,619           $36,336
Interest                                    47,517            35,013
Trading                                     11,455             7,530
Other                                        3,148             1,124
                                          ------------------------------------
    Total Revenues                         113,739            80,003
    Interest Expense                        34,652            22,806
                                          ------------------------------------
    Net Revenues                            79,087            57,197
                                          ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits          25,739            20,951
Brokerage, Exchange and Clearance Fees       4,728             3,211
Data Processing and Equipment Rental         6,805             4,115
Communication                                  943               709
Printing, Postage, Stationery
 and Office Supplies                         2,067             1,414
Advertising                                  1,353             1,167
Rent and Other Occupancy                     2,061             1,575
Professional Services                          717               748
Amortization of Intangibles                  1,017               509
Other                                        5,199             3,085
                                           ------------------------------------
    Total Non-Interest Expenses             50,629            37,484
                                           ------------------------------------
    Income Before Provision for
     Income Taxes                           28,458            19,713
    Provision for Income Taxes              13,326             9,572
                                           ------------------------------------
    NET INCOME                             $15,132           $10,141
                                           ====================================

Earnings Per Share                          $0.605            $0.406
Weighted Average Number Of Shares
 Outstanding During the Period              25,009            24,982
 Cash Dividends Declared Per Share           $0.07            $0.053

<F1>

        The accompanying notes are an integral part of these statements.


                            The Quick & Reilly Group, Inc. and Subsidiaries
                                  Consolidated Statments of Income
                                              (Unaudited)


(In thousands, except per share amounts)         Nine Months Ended
                                          ------------------------------------
                                           November 24,      November 25,
                                               1995              1994
                                          ------------------------------------
REVENUES
Commisssions and Clearance Income          $143,517          $107,956
Interest                                    139,798            90,989
Trading                                      31,848            24,007
Other                                         9,030             5,552
                                           ------------------------------------
    Total Revenues                          324,193           228,504
    Interest Expense                        101,199            58,621
                                           ------------------------------------
    Net Revenues                            222,994           169,883
                                           ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits           73,955            63,023
Brokerage, Exchange and Clearance Fees       13,623             9,892
Data Processing and Equipment Rental         17,891            12,531
Communication                                 2,980             2,211
Printing, Postage, Stationery
 and Office Supplies                          5,997             4,381
Advertising                                   3,848             4,001
Rent and Other Occupancy                      5,551             4,729
Professional Services                         2,006             1,853
Amortization of Intangibles                   2,006             1,577
Other                                        12,960             8,965
                                            ------------------------------------
    Total Non-Interest Expenses             140,817           113,163
                                            ------------------------------------
    Income Before Provision for
     Income Taxes                            82,177            56,720
    Provision for Income Taxes               38,131            27,739
                                            ------------------------------------
    NET INCOME                              $44,046           $28,981
                                            ====================================

Earnings Per Share                           $1.765            $1.159
Weighted Average Number Of Shares
 Outstanding During the Period               24,950            25,013
 Cash Dividends Declared Per Share           $0.204            $0.159

<F1>

        The accompanying notes are an integral part of these statements.

                   The Quick & Reilly Group, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flow
                                         (Unaudited)

                                                Nine Months Ended
                                            -------------------------
(In Thousands)                              November 24,  November 25,
                                               1995         1994
                                            -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $44,046        $28,981
Adjustments to Reconcile Net Income to
 Net Cash Provided By (Used In)
 Operating Activities:
Depreciation and Amortization                  3,937          3,053
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers,
  and Clearing Organization                 (417,898)      (347,457)
 Receivable from Customers                  (182,647)         9,816
 Securities Owned                            (50,964)       (36,724)
  Other Assets                               (55,475)           952

Increases (Decreases) in Operating Liabilities:
 Money Borrowed From Banks                    (6,797)       (37,003)
 Drafts Payable                               (1,332)       (21,409)
 Payable to Brokers, Dealers, and
  Clearing Organizations                     542,911        330,922
  Payable to Customers                        92,768         80,225
  Securities Sold, But Not Yet Purchased       6,384         (5,457)
  Income Taxes Payable                           412          1,236
  Accrued Expenses and Other Liabilities      52,937          5,490
                                             -------------------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                              28,282         12,625
                                             -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock               (5,090)        (3,997)
 Proceeds From Sale of Treasury Stock          3,179              -
 Purchase of Treasury Stock                        -         (2,342)
                                             -------------------------


     NET CASH USED IN FINANCING ACTIVITIES    (1,911)        (6,339)
                                             -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                 (10,734)          (924)
                                             -------------------------
     NET CASH USED IN INVESTING ACTIVITIES   (10,734)          (924)
                                             -------------------------
     NET INCREASE IN CASH AND CASH
      EQUIVALENTS                             15,637          5,362

     CASH AND CASH EQUIVALENTS AT THE BEGINNING
      OF THE PERIOD                           40,863         41,824
                                              -------------------------
     CASH AND CASH EQUIVALENTS AT THE END OF
      THE PERIOD                             $56,500        $47,186
                                              =========================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Period For:
  Interest                                   $98,248        $55,673
  Income Taxes                                33,094         24,589

<F1>
        The accompanying notes are an integral part of these statements.



                The Quick & Reilly Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. Consistent with accounting presentation in previous years, the Company has presented stock borrow and stock loan transactions on a gross basis. In the first and second quarters of this fiscal year, stock borrow and stock loan transactions with the same counterparties were netted. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1995 Annual Report which is incorporated by reference on Form 10-K.



    2. Commitments and Contingencies

         Margin requirements of approximately $56,022,000 with a clearing corporation at November 24, 1995 have been satisfied by obtaining letters of credit of $63,300,000 secured by customers' margin account securities.

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

    3. Shareholders' Equity and Earnings Per Share

         On March 1, 1995, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, on the Company's Common Stock. The split became effective on June 7, 1995, for shareholders of record as of May 15, 1995. On September 13, 1995, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, on the Company's Common Stock. The split became effective on October 18, 1995, for shareholders of record as of September 27, 1995.

         All amounts for shares issued and held in treasury along with the related total par value for common stock issued and paid-in capital, as well as earnings per share and dividends per share prior to March 1, 1995 have been retroactively adjusted to give effect to these transactions. Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding for the fiscal quarter.


    4. Income Taxes

         For the three months ended November 24, 1995 and November 25, 1994, respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At November 24, 1995, the subsidiaries had net capital, in the aggregate, of $183,870,000 which exceeded aggregate minimum net capital requirements by $133,265,000.

    6. Dividends Declared

         On September 13, 1995, the Board of Directors declared a cash dividend of $0.07 per share payable on October 2, 1995 to holders of record on September 1, 1995.



    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc.
    increased $729,418,000 or 28% for November 24, 1995 versus
    February 28, 1995. Receivable From Brokers, Dealers and Clearing Organizations increased $417,898,000 or 26% primarily due to increases in stock borrowed activity. Receivable From Customers increased $182,647,000 or 23% due to an increase in debits on November 24, 1995. Investments in U.S. Government and Municipal Bonds increased $30,249,000 or 33%, primarily to take advantage of relatively higher short-term interest rates. Furniture, Equipment and Leasehold Improvements increased $8,807,000 or 139% primarily due to the purchase of new equipment in various subsidiaries. Other Assets increased $53,465,000 or 310% primarily due to the increase in intangible assets associated with acquisitions in the current fiscal year.


    Total Liabilities of the Quick & Reilly Group, Inc. increased $687,283,000 or 29% for November 24, 1995 versus February 28, 1995.
    Money Borrowed From Banks decreased $6,797,000 or 87% due to the increase in stock loan activities. Drafts Payable decreased $1,332,000 or 4% primarily due to the increase in stock loan activities. Payable to Brokers, Dealers and Clearing Organizations increased $542,911,000 or 30% primarily due to the increase in stock loan activities. Payable to Customers increased $92,768,000 or 23% due to increased trading volume. Accrued Expenses and Other Liabilities increased $52,937,000 or 96% primarily due to increased dividends payable, increased incentive compensation payable and liabilities incurred in connection with acquistions in the current fiscal year.

         Total Revenues increased $33,736,000 or 42% for the quarter ended November 24, 1995 versus quarter ended November 25, 1994. Total Revenues increased $95,689,000 or 42% for the nine month period ended November 24, 1995 versus the nine month period ended November 25, 1994. Net Revenues increased $21,890,000 or 38% for the quarter ended November 24, 1995 versus November 25, 1994. Net Revenues increased $53,111,000 or 31% for the nine month period ended November 24, 1995 versus the nine month period ended November 25, 1994. Commission and Clearance Income increased $15,283,000 or 42% for the quarterly comparison and $35,522,000 or 33% for the nine month comparison due to increased trading volume in the securities markets. Interest Income increased $12,504,000 or 36% for the quarterly comparison and $48,809,000 or 54% for the nine month comparison due to increased margin debits and stock borrowed activities. Interest Expense increased $11,846,000 or 52% for the quarterly comparison and $42,578,000 or 73% for the nine month comparison primarily due to increased stock loan activities. Trading increased $3,925,000 or 52% for the quarterly comparison and $7,841,000 or 33% for the nine month comparison due to favorable market conditions and the acquisition of MMS&N & Co. by the JJC Specialist unit in October, 1995. Other Revenues increased $2,024,000 or 180% for the quarterly comparison and $3,477,000 or 63% for the nine month comparison primarily due to increased unrealized gains on investments, increased fee income and gain on the sale of assets.

     Total Non-Interest Expenses for the quarter ended November 24, 1995 versus the quarter ended November 25, 1994 increased $13,144,000 or 35%. The nine month comparison shows Non-Interest Expenses increasing $27,654,000, or 24%. Employee Compensation and Benefits increased $4,788,000 or 23% for the quarterly comparison and $10,932,000 or 17% for the nine month comparison primarily due to an increase in the number of employees and increases in incentive compensation. Brokerage, Exchange, and Clearance Fees increased $1,517,000 or 47% for the quarterly comparison and $3,732,000 or 38% for the nine month comparison primarily due to the increased number of trades processed by U.S. Clearing Corp. Data Processing and Equipment Rental increased $2,690,000 or 65% for the quarterly comparison and $5,360,000 or 43% for the nine month comparison primarily due to the increased volume and the increased costs of maintaining and expanding the capabilities of the computer systems of the various subsidiaries. Communication expense increased $234,000 or 33% for the three month comparison and $769,000 or 35% for the nine month comparison primarily due to the expansion of the Quick & Reilly Inc.'s branch network and the implementation of its twenty-four hour brokerage service. Printing, Postage, Stationery and Office Supplies increased $653,000 or 46% for the quarterly comparison and $1,616,000 or 37% for the nine month comparison primarily due to the increase in trading volume. Advertising expenditures increased $187,000 or 16% for the three month comparison due to increased advertising expenditures in Quick & Reilly, Inc. Rent and Other Occupancy increased $487,000 or 31% for the quarterly comparison and $821,000 or 17% for the nine month comparison primarily due to the expansion of the branch network in Quick & Reilly, Inc. Other Expenses increased $2,113,000 or 69% for the quarterly comparison and $3,995,000 or 45% for the nine month comparison primarily due to the increase in volume and normal increases in operating costs.

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