Form 10-K
period 1996-02-28
QUICK & REILLY GROUP INC /DE/
filed 1996-05-29
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
                                ANNUAL REPORT
                       Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number 1-8517
February 29, 1996

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

Yes  X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the registrant is $488,837,988 at May 10, 1996.

                               25,177,715
       (Number of shares of common stock outstanding at May 10, 1996)




Documents Incorporated by Reference                          Form 10-K

Annual Report to Shareholders for                            Parts II, IV
  year ended February 29, 1996

Proxy Statement for Annual Meeting                            Part III
  of Shareholders - June 25, 1996

PART I
Item 1.   Business
              (a)  General Development of Business
              The Quick & Reilly Group, Inc. (the "Company") was originally incorporated in New York on June 25, 1981. The Company was reincorporated in Delaware in 1987. It is a holding company owning all of the capital stock of its primary subsidiaries: Quick & Reilly, Inc., U.S. Clearing Corp., and JJC Specialist Corp.
              Quick & Reilly, Inc. ("Q&R") was incorporated in
New York on March 1, 1974.  Q&R became a member organization of the New
York Stock Exchange, Inc. ("NYSE") on May 2, 1974, and became the first member organization to offer substantially discounted commission rates to individual investors following the elimination of fixed commission rates by the Securities and Exchange Commission ("SEC") on May 1, 1975.
              U.S. Clearing Corp. ("USCC") was incorporated in
New York on December 22, 1978, as a subsidiary of the Company and began clearing customer securities transactions in March 1979. JJC Specialist Corp. ("JJC Specialist") was incorporated in New York as a subsidiary of the Company on September 10, 1982, and conducts specialist operations on the floor of the NYSE.
              Q&R, USCC, and JJC Specialist (the "primary subsidiaries") are member organizations of the NYSE and are registered as broker-dealers with the SEC. Q&R and USCC are members of the National Association of Securities Dealers (the "NASD"). USCC is also a member of the American Stock
Exchange (the "AMEX"), Boston Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange, Chicago Stock Exchange and Chicago Board of Options Exchange. The primary subsidiaries are members of the Securities Investor Protection Corporation which provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. USCC has arranged for an additional $49.5 million worth of protection per customer on securities through the Aetna
Casualty & Surety Co.

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

               (c)  Narrative Description of Business
                    The following table sets forth consolidated revenues of the Company, the number of branch offices of Q&R, and the number of USCC correspondents at year-end, on a comparative basis for each of the last three fiscal years:

                              Fiscal Year Ended the Last Day of February
                               1996             1995            1994
                             AMOUNT     %    AMOUNT      %     AMOUNT     %
Commissions (Net of
 clearance fees) (1)   $165,259,000 36.0  $117,834,000 37.4  $119,021,000 44.9
Clearance Income         41,303,000  9.0    27,815,000  8.8    38,040,000 14.3
Interest                187,605,000 40.9   128,988,000 40.9    68,337,000 25.8
Trading (1)              52,648,000 11.5    32,584,000 10.3    31,068,000 11.7
Other (1)                11,831,000  2.6     7,950,000  2.6     8,730,000  3.3
  TOTAL REVENUES       $458,646,000  100% $315,171,000  100% $265,196,000  100%

Number of Q&R
Offices                      112               103                  97

Number of USCC
Correspondents               270               233                  179

<F1>
(1) Amounts for the fiscal years ended February 28, 1995 and 1994 have been restated to conform with the presentation for the fiscal year ended
     February 29, 1996.

Discount Brokerage Services
      On May 1, 1975, the SEC eliminated fixed commission rates on securities transactions. Although this resulted in an immediate and substantial reduction in commission rates charged to institutional customers, rates charged to individual retail customers by the full-service national brokerage firms were not reduced. At that time, Q&R's management perceived that an opportunity existed for firms willing to offer brokerage services at commission rates substantially below the pre-"May Day" fixed rates, and Q&R began offering such services.
                    Q&R offers discount brokerage services to investors who make their own investment decisions. Q&R reaches the self-directed investor through a combination of customer referrals and national and local advertising. When an individual is referred or responds to advertising, he receives a new account package that includes a description of the services offered, a commission schedule and an application. An account is established when the application is returned and an initial transaction takes place.
                    An extensive branch office system has been established by Q&R for investors who prefer to be close to their broker. The branch office provides Q&R with a presence in the community and provides the client with the opportunity to visit an office or contact a branch office by phone.
                    From a single office in New York in 1974, Q&R has grown to a total of 112 offices nationwide. Nine new offices were opened during the fiscal year ended February 29, 1996. These offices are located in downtown New York City, New York; Roswell, Georgia; Vestal, New York; Princeton, New Jersey; Palm Beach Gardens, Florida; Rockville, Maryland;
North Houston, Texas; Islandia, New York; and Bellevue, Washington.
                    Q&R has available various money market and mutual funds that are provided by outside vendors, representing 114 mutual fund families (of these, 20 are no-load fund families). Represented are 1,593 individual funds, including 432 no-load funds.
                    Q&R provides investment information
services to its clients to assist them in making investment decisions. A list of these servies includes: Standard & Poor's Marketscope; Standard & Poor's Research Reports; the Dow Jones News Service; Microsoft Money; Morningstar's Principia Service; Wall Street by Fax; Quick & Reilly Top Performers Report prepared by Standard & Poor's; and Quick & Reilly's
Dividend Study.
                    During fiscal 1996, Q&R completed the
development and rollout of its Quickway Plus system, a new Windows-based on-line trading and portfolio management system. This software package, a fully integrated research, trading account, information and portfolio management tool, is designed to give Q&R's clients a state of the art product previously available only to institutional investors.
                    Q&R completed the acquisition of the
customer accounts of three discount brokerage firms in fiscal 1996. On June 23, 1995, Q&R acquired the brokerage firm, Northeast Investment Securities, based in Binghamton, NY. On August 18, 1995, Q&R acquired the brokerage firm, D&D Discount Brokerage Services, based in Mechanicsburg, PA; the accounts were transferred to the Q&R branch office in Harrisburg, PA. On September 18 1995, Q&R acquired the brokerage firm, Cardy & Co., based in Rockville, MD.
                    The Company believes that Q&R's
advertising has played a role in expanding the firm's customer base.
Advertising expenses for the fiscal years ended in 1996, 1995, and 1994 were approximately $7,474,000, $5,218,000, and $6,226,000 respectively.

Clearing Services
                    USCC, which became operational in 1979,
maintains accounts and clears securities transactions for correspondents. Correspondents consist of Q&R, JJC, other specialist firms, banks, insurance companies, broker-dealers and financial planners. When a correspondent opens an account, the account is physically maintained by USCC as agent.
                    USCC clears all securities transactions
for Q&R's customer accounts and presently carries accounts and clears transactions for 270 correspondents. There is continued competition to obtain clearing agreements with correspondent broker dealers. USCC competes in this respect with a number of large, highly visible, well-financed clearing firms. Contacts between USCC and potential correspondent brokers are made through attending and exhibiting at various trade and financial conferences, advertising, direct mail campaigns, referrals and solicited calls. Price, services, diversity of data processing programs and applications, and reputation are the main basis of competition. Management believes that USCC's services and systems are both competitive and state of the art.
                    During the fiscal year ended February 29, 1996, USCC acquired the International Clearance Department of Republic New York Securities, a subsidiary of Republic New York Corp. and added seven correspondents in this area, establishing USCC's ability to directly self-clear international equities.
                    Electronic data processing is an integral part of the Company's entire brokerage operations, and particularly of USCC's operations. The Company owns or leases the data processing hardware necessary to input trades and back-office data. It relies on a data processing service bureau for programming and main frame computer capabilities.
Management thus far has been satisfied with the service bureau's performance, but there can be no assurance of satisfactory performance in the future.
                    The Company believes that USCC's internal controls and safeguards against risk of securities theft are adequate.
USCC relies upon certificate counts, microfilming procedures, and video cameras recording movements in high security areas as deterrents to securities theft.
In addition, as required by the NYSE and certain other regulatory authorities, USCC carries a fidelity bond covering loss or theft. The total coverage of $49,500,000 per customer (with a $250,000 deductible provision per incident) is believed to be adequate.

Customer Financing
                    Customers of correspondent brokers may
effect transactions either on a cash or margin basis. In an account authorized for margin trading, USCC may lend its customers an amount up to that permitted by the Federal Reserve Board (Regulation T) . The amount of the loan is also subject to NYSE margin requirements and the firm's internal policies, which in some instances are more stringent than Regulation T and NYSE requirements.
                    Short sales of securities represent sales of borrowed securities and obligate the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity, applicable margin requirements, and the availability of such securities to be borrowed and delivered.
                    Interest is charged on the amount borrowed by customers to finance their margin transactions. Interest charged on customer accounts represented a major component of the Company's gross revenues for the fiscal years ended the last day of February, 1996, 1995, and 1994.
                    USCC uses cash balances in customer
accounts, known as free credit balances, to finance customer margin account balances. Secured borrowings and equity capital are also used to finance customer margin account borrowings.
                    The amount of the Company's net interest revenues from financing margin transactions and from free credit balances is affected not only by the volume of business but also by fluctuations in prevailing interest rates.

Specialist Business
                    JJC Specialist Corp. is one of the largest specialist firms on the NYSE trading floor. The firm employs 39 specialists who are members of the NYSE and make markets in 270 issues. Each specialist firm is obligated by NYSE rules to maintain a fair and orderly market in those stocks in which it is registered. One of the firm's primary roles is to purchase or sell stock when there is a disparity between public supply and public demand. This provides an opportunity for profits but also involves a high degree of risk during market volatility.
                    At present, there are 36 specialist firms that compete in the allocation process for new stocks. JJC Specialist was awarded six securities during the fiscal year ended February 29, 1996.
                    On October 6, 1995, JJC Specialist
acquired the NYSE activities of MMS&N, LLC, a specialist on the floor of the NYSE that made markets in 105 issues. MMS&N is the largest of the five specialist firms that the Company has acquired since 1982.
                    The following table sets forth the
highest, lowest and average month-end long and short positions of the Company's specialist business for the year ending February 29, 1996:




                                                          Average Month-End
    Highest Position            Lowest Position              Position
   Long         Short          Long        Short         Long         Short
$41,428,127   $30,038,820  $9,320,571   $6,634,559     $22,604,858 $14,267,695



Competition
                    All aspects of the Company's business are highly competitive. Competition within the securities industry is principally based upon the price and quality of the products and services offered, financial resources, and the Company's reputation within the investing community. There is also competition to attract and retain personnel within the securities industry. Competition for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies and investment advisory companies. It is likely that competition from these institutions will intensify as they expand their brokerage, clearance and specialist operations.

Regulation
                    The Company's primary subsidiaries are
subject to various federal and state laws which specifically regulate their activities. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from the primary subsidiaries. These laws and regulatory requirements generally subject the primary subsidiaries to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of their business, record keeping and business practices, the handling of customer funds resulting from securities transactions and the extension of credit to customers on margin transactions. Infractions of these rules and regulations may result in suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of the subsidiary's business, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of the primary subsidiaries' activities. Additional information regarding regulation is set forth in Note 12 of the Notes to Consolidated Financial Statements under the caption "Capital Requirements".
Such information is incorporated by reference.

Employees
                    As of February 29, 1996, the Company and its subsidiaries had 1,109 employees, including full-time and part-time employees. Of these, 456 acted as Account Executives for Q&R. The Company's executive management group consists of six executive officers. The Company believes its relations with its employees are good.

           (d)Financial Information about Foreign and Domestic Operations and Export Sales

              Not applicable.

Item 2.             Properties
                    The headquarters of the Company are
located at 230 South County Road, Palm Beach, Florida, 33480. The offices of its primary subsidiaries are located at 26 Broadway, New York, New York
10004 under a lease expiring in 2005. Q&R's 112 branch offices are located in 33 states and the District of Columbia. These offices are located in premises covered by leases that expire on various dates through 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders No matters were submitted to a vote of the Company's security holders during the fiscal year ended February 29,1996.

 PART II
                    Market for the Registrant's Common
Item 5.             Equity and Related Shareholder Matters

                    The information required herein is
reported on page 32 of the Company's Annual Report to Shareholders for the year ended February 29, 1996, and is incorporated herein by reference.

Item 6.             Selected Financial Highlights
                    The information required herein is
reported on page 1 of the Company's Annual Report to Shareholders for the year ended February 29, 1996, and is incorporated herein by reference.

                    Management's Discussion and Analysis of
Item 7.             Financial Condition and Results of
Operations

                    The information required herein is
reported on pages 19 and 20 of the Company's Annual Report to Shareholders for the year ended February 29, 1996, and is incorporated herein by reference.

Item 8.             Financial Statements and Supplementary Data
                   The information required herein is reported on pages 22 through 30 of the Company's Annual Report to Shareholders for the year ended February 29, 1996, and is incorporated herein by reference.

                    Changes in and Disagreements with Accountants on
Item 9.             Accounting and Financial Disclosure


                    None.

PART III

Item 10.            Directors and Executive Officers of the
Registrant
                    The information required herein will be
reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 1996, which will be filed on or before June 25, 1996, and is incorporated herein by reference.
                    The Company's executive officers hold
office until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The executive officers devote substantially all of their business efforts to the affairs of the Company. The following table sets forth the name, age and position with the Company of the executive officers.

Name                             Age
Position

Leslie C. Quick, Jr.              70                 Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer and Director

Thomas C. Quick                   41                 Director, President, Chief
                                                     Operating Officer

Leslie C. Quick III               43                 Director, Vice President
                                                     and Treasurer

Peter Quick                       40                 Director and Vice President


Christopher C. Quick              39                 Director and Vice President


Pascal J. Mercurio                57                 Director and Vice President


                    Leslie C. Quick, Jr. is the founder of the Company and served as President from its organization in 1981 until June
1986 and as Chief Executive Officer and Director from its organization in 1981 until present. In April 1983, he was elected Chairman of the Board of Directors of the Company. He served as President and Chief Executive Officer of Q&R from its organization in 1974 until June 1986 and as a Director from 1974 until March 1993. He has served as President and Chief Executive Officer of USCC from January 1979 to May 1981, and as a Director from January 1979 to May 1993. Mr. Quick has also served as Treasurer and a Director of JJC Specialist from September 1982 until March 1990, and as President and Chief Executive Officer from March 1983 until June 1986.
                    Thomas C. Quick, a son of Leslie C. Quick,
Jr., became a Director of the Company in July 1981 and was elected President and Chief Operating Officer in March 1996. Mr. Quick has served as
Vice President and Assistant Treasurer and Director from July 1981 until his election as President and Chief Operating Officer in March 1996. In addition, Mr. Quick has served as Vice President and Director of USCC since May 1982.
Mr. Quick joined Q&R in 1977, became Vice President and a Director in May 1981. He was elected President of that Corporation in June 1986 and served in that position until his election as Vice President in March 1996. He serves as a Director of JJC Specialist.
                    Leslie C. Quick III, a son of Leslie C.
Quick, Jr., has served as Vice President since March 1994, Treasurer since February 1985 and as a Director since July 1981. Mr. Quick served as President of the Company from June 1986 to March 1994, at which time he was elected President of USCC and became Vice President of the Company. He also serves as Vice President, Treasurer, Secretary and a Director of Q&R.
                    Peter Quick, a son of Leslie C. Quick,
Jr., has served as Director since November 1982 and as Vice President from June 1985. Mr. Quick served as President of the Company from March 1994 to March 1996 at which time he was elected President of Q&R and became Vice President of the Company. He was named Vice President of USCC in May 1987. He served in that capacity until May 1990 when he became President of USCC, which position he held until March 1994 when he was elected President of the Company and Vice President of USCC. He serves as Vice President, Treasurer, Secretary and Director of JJC and as President and Director of Q&R.
                   Christopher C. Quick, a son of Leslie C. Quick, Jr., has served as Vice President of the Company since 1988 and as a Director since November 1982. Mr. Quick has served as President of JJC Specialist since June 1986 and as a Director since its organization in September 1982. From September 1982 until June 1986, Mr. Quick served as Vice President - Trading of JJC Specialist. He is a member of the NYSE and serves as a registered specialist in the specialist book managed by JJC Specialist.
                  Pascal J. Mercurio has been a Director of the Company since July 1981 and a Director of Q&R since March 1980. He joined USCC as a Director and Executive Vice President upon its organization in January 1979. Since that time he has served in various capacities and in May 1990, he became USCC's Chairman of the Board and Chief Executive
Officer.

Item 11.            Executive Compensation

                    The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 1996, which will be filed on or before June 25, 1996, and is incorporated herein by reference.

                    Security Ownership of Certain Beneficial
Item 12.            Owners and Management


          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 1996, which will be filed on or before June 25, 1996, and is incorporated herein by reference.


Item 13.            Certain Relationships and Related Transactions

           The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 1996, which will be filed on or before June 25, 1996, and is incorporated herein by reference.

PART IV
                    Exhibits, Financial Statement Schedules
Item 14.            and Reports on Form 8-K


(a)(1)              The following report and consolidated
                    financial statements are incorporated by reference from the Registrant's 1996 Annual Report to Shareholders and filed as part of this Report:

                    Report of Independent Public Accountants

                    Consolidated Financial Statements:

                    Consolidated Statements of Financial Condition - the last day of February, 1996 and 1995

                    Consolidated Statements of Income for the Fiscal Years Ended the last day of February, 1996, 1995 and 1994

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the Fiscal Years
                    Ended the last day of February, 1996, 1995 and 1994

                    Consolidated Statements of Cash Flows for the Fiscal Years Ended the last day of February, 1996, 1995 and 1994

                    Notes to Consolidated Financial Statements

(a)(2) The following is a list of financial statement schedules filed as part of this report beginning on page 28:


                    Schedule I - Condensed Financial Information of Registrant


                    Report of Independent Public Accountants on Schedule

(a)(3)              See accompanying Index to Exhibits

(b) No reports on Form 8-K were filed by the Registrant during the last fiscal quarter of the fiscal year covered by this Report.

(c) The following is a list of all Exhibits filed as part of this Report:



Exhibit      Description                                              Page

3.1          Amended By-Laws previously filed as Exhibit 4.2 to the

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

10.2         Quick & Reilly Stock Option Plan was filed as Appendix
             A to the Company's Notice of Annual Meeting of
             Shareholders for the fiscal year ended February 28, 1991.

13.1         Annual Report to Shareholders for the year ended February     33
             29, 1996 With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the Annual Report to Shareholders for the year ended February 29, 1996 is not deemed filed as part of this report for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

21.1    A list of the Company's subsidiaries.                              71

23.1    Consent of Independent Public Accountants                          72

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized. THE QUICK & REILLY GROUP, INC.


BY  THOMAS C. QUICK /s/                           Dated: May 15, 1996
Thomas C. Quick, President

          Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


LESLIE C. QUICK, JR. /s/                          Dated: May 15, 1996
Leslie C. Quick, Jr.
Chairman of the Board of Directors
Chief Executive Officer, Chief
Financial Officer, and Director



THOMAS C. QUICK /s/                               Dated: May 15, 1996
Thomas C. Quick, President, Chief
Operating Officer and Director



PETER QUICK /s/                                   Dated: May 15, 1996
Peter Quick
Vice President, Assistant Treasurer,
and Director



CHRISTOPHER C. QUICK /s/                          Dated: May 15, 1996
Christopher C. Quick
Vice President and Director




LESLIE C. QUICK III /s/                           Dated: May 15, 1996
Leslie C. Quick III
Vice President, Treasurer and Director



ALEXANDER BENISATTO /s/                           Dated: May 15, 1996
Alexander Benisatto
Director



RICHARD G. BRODRICK /s/                           Dated: May 15, 1996
Richard G. Brodrick
Director



THOMAS E. CHRISTMAN /s/                           Dated: May 15, 1996
Thomas E. Christman
Director



ARLENE B. FRYER /s/                               Dated: May 15, 1996
Arlene B. Fryer
Secretary and Director



HENRY P. KILROY /s/                               Dated: May 15, 1996
Henry P. Kilroy
Director



CLIFFORD W. MAYS /s/                              Dated: May 15, 1996
Clifford W. Mays
Director



PASCAL J. MERCURIO /s/                            Dated: May 15, 1996
Pascal J. Mercurio
Vice President and Director



ROBERT J. RABINOFF /s/                            Dated: May 15, 1996
Robert J. Rabinoff
Controller and Principal Accounting
Officer

                                THE QUICK & REILLY GROUP, INC.
                                INDEX TO FINANCIAL STATEMENTS
                                 AND FINANCIAL STATEMENT SCHEDULES

                                                              Reference

                                                                    Annual
                                                                   Report to
                                                                    Share-
                                                Form                holders
                                                10-K                (page)

Financial Statements

Consolidated Statements of Financial
  Condition at the last day of February
   1996 and 1995                                                       21

For each of the three fiscal years in
  the period ended the last day of
   February 1996:

  Consolidated Statements of Income                                    22

  Consolidated Statements of Changes in
   Shareholders' Equity                                                23

  Consolidated Statements of Cash Flows                                24

  Notes to Consolidated Financial Statements                           25

  Report of Independent Public Accountants                             30

Supplementary Information:
  Quarterly Financial Data (unaudited)                                 31
  Common Stock Data                                                    32


Schedules

Report of Independent Public Accountants on
 Schedules                                          30

I - Condensed Financial Information of
     Registrant                                     25-29



                      THE QUICK AND REILLY GROUP, INC.
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a))


       Information presented in the schedule pertains only to continuing operations unless otherwise stated.
                    All other schedules are omitted because
the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
                    The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Quick & Reilly Group, Inc. for the fiscal year ended February 29, 1996, and hereby incorporated by reference.



                                                            Schedule 1
                                                             (page 1)

                Condensed Financial Information of Registrant
                         THE QUICK & REILLY GROUP, INC.
                             (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                        February 29,            February 28,
                                            1996                    1995
ASSETS
Cash and Cash Equivalents                  $3,982,600            $6,294,983
Securities Owned - At Market Value:
  Municipal                                         -            21,143,104
  Other                                        22,884                22,884
Receivable From Subsidiaries                4,961,579             1,503,044
Investments in Subsidiaries, at Equity    322,088,228           210,511,736
Other Assets                                5,303,218             4,331,504
     TOTAL ASSETS                        $336,358,509          $243,807,255

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to Subsidiaries                    $2,846,755            $2,400,324
Accrued Expenses and Other Liabilities     30,877,341             4,539,199

    TOTAL LIABILITIES                      33,724,096             6,939,523

Put Options Issued on Company Stock           470,000                     -

Shareholders' Equity
  Preferred Stock, $.01 Par Value;
   Authorized 1,000,000 Shares,
   None Issued and Outstanding                      -                     -
  Common Stock, $.10 Par Value;
   Authorized 60,000,000 Shares,
   Issued 25,283,860 shares                 2,528,386             2,528,386
  Paid-in Capital                          74,462,250            72,774,714
  Retained Earnings                       226,425,262           165,837,020
                                          303,415,898           241,140,120

  Less: Common Stock in Treasury
   at Cost - 106,145 in 1996
   365,400 shares in 1995                  (1,251,485)           (4,272,388)

     TOTAL SHAREHLDERS' EQUITY            302,164,413           236,867,732

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $336,358,509          $243,807,255

<F1>
   See Notes to Condensed Financial Condition


                                                                     Schedule 1
                                                                     (Page 2)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       THE QUICK & REILLY GROUP, INC.
                         (Parent Company Only)
                      CONDENSED STATEMENTS OF INCOME

                                    Fiscal Year Ended the Last Day of February
                                    1996             1995            1994

REVENUES
 Management fees from
  Subsidiaries                     $9,308,000       $2,548,997    $1,942,003
 Interest from
  Subsidiaries                      1,228,667        1,560,000     1,560,000
 Other                              1,590,614        1,021,505     1,203,652

                                   12,127,281        5,130,502     4,705,655

EXPENSES
 Employee Compensation
  and Benefits                      2,583,619        1,860,293     1,678,306
 Interest                                 241            1,153             0
 Rent and Other Occupancy              73,453           71,952        62,973
 Professional Services                195,080          284,212       240,742
 Other                                591,489          562,573       696,910

                                    3,443,882        2,780,183     2,678,931

   INCOME BEFORE PROVISION
    FOR INCOME TAXES AND
    EQUITY IN EARNINGS OF
    SUBSIDIARIES                    8,683,399        2,350,319     2,026,724

Provision for Income Taxes          2,896,329          471,854       434,663

   INCOME BEFORE EQUITY IN
    EARNINGS OF SUBSIDIARIES        5,787,070        1,878,465     1,592,061

Equity in Earnings of
 Subsidiaries                      63,656,502       39,582,306    40,898,951

   NET INCOME                     $69,443,572      $41,460,771    $42,491,012

<F1>
 See Notes to Condensed Financial Information


                                                                Schedule 1
                                                                (Page 3)

                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               THE QUICK & REILLY GROUP, INC.
                                  (Parent Company Only)
                              CONDENSED STATEMENTS OF CASH FLOWS

                                    Fiscal Year Ended the Last Day of February
                                    1996               1995              1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                       $69,443,572      $41,460,771     $42,491,012
   Adjustments to
   Reconcile Net Income to
   Net Cash Provided By
   (Used in) Operating
   Activities:
     Equity in Earnings
      of Subsidiaries             (63,656,502)      (39,582,306)    (40,898,951)
   (Increase) Decrease in
    Operating Assets:
     Securities Owned              21,143,104         2,440,576      (3,827,698)
     Receivable From
       Subsidiaries                (3,458,535)         (206,194)      1,090,976
     Other Assets                    (971,714)          (80,901)     (1,382,912)

   Increase (Decrease) in
    Operating Liabilities:
     Payable to Subsidiaries          446,431          (874,225)       (771,984)
     Accrued Expenses and
      Other Liabilities            26,338,142           458,800         636,201

      NET CASH PROVIDED BY
      (USED IN) OPERATING
      ACTIVITIES                   49,284,498         3,616,521      (2,663,356)


CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Dividends Paid on Common
     Stock and Cash Paid in
      Lieu of Shares               (8,866,159)       (7,208,638)     (6,195,508)
    Payments for Purchase of
     Treasury Stock                   (51,875)       (2,341,938)     (1,784,600)
    Proceeds from Sale of
     Treasury Stock                 5,185,176                 -       1,121,185
    Proceeds from Put Options
     Written and Expired               55,967                 -               -
    Purchase of Shares Held
     in Escrow                              -                 -             (82)

       NET CASH USED IN
        FINANCING ACTIVITIES       (3,676,891)       (9,550,576)     (6,859,005)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Increase in Investment
    in Subsidiaries               (90,429,698)                -      (1,997,000)
   Cash Dividends Received
    from Subsidiaries              42,509,708        10,750,000       2,000.000

       NET CASH PROVIDED BY
        (USED IN) INVESTING
        ACTIVITIES                (47,919,990)       10,750,000           3,000

       NET INCREASE (DECREASE)
        IN CASH AND CASH
        EQUIVALENTS                (2,312,383)        4,815,945      (9,519,361)


CASH AND CASH EQUIVALENTS AT
 THE BEGINNING OF THE YEAR          6,294,983         1,479,038      10,998,399

       CASH AND CASH
        EQUIVALENTS AT THE
        END OF THE YEAR            $3,982,600        $6,294,983      $1,479,038

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During the Year for:
 Interest                                $241            $1,153      $        -
 Income Taxes                         598,292           351,077         609,750
Noncash Financing and Investing
 Activities:
  Issuance of Common Stock for
   Noncash Net Assets and
    Intangible Assets              $1,000,000               $ -             $ -
  Five Percent Stock Dividends
   Paid                                     -                 -               -
  Issuance of Common Stock
   Pursuant to Stokes, Hoyt & Co.           -                 -           4,381

<F1>
See Notes to Condensed Financial Information

                                                                   Schedule 1
                                                                   (Page 4)

              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    THE QUICK & REILLY GROUP, INC.
                          (Parent Company Only)


                NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 - DIVIDENDS RECEIVED FROM SUBSIDIARIES

         The Quick & Reilly Group, Inc. received from its consolidated subsidiaries cash dividends of$42,510,000 for the fiscal year ended February 29, 1996 and $10,750,000 and $2,000,000 for each of the fiscal years ended
February 28, 1995 and 1994, respectively.

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

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Quick & Reilly Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Quick & Reilly Group, Inc.
and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 17, 1996.
Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 23 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen LLP



New York, New York
April 17,  1996