Form 10-Q
period 1996-05-31
QUICK & REILLY GROUP INC /DE/
filed 1996-07-10
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549




                               Form 10-Q


                 For The Quarter Ended May 31, 1996


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

                                    FORM 10-Q

                        FOR THE QUARTER ENDED May 31, 1996

                                       INDEX



                                                     Page Number

        Part I.
          Item 1.      Financial Statements
                       Consolidated Statements of
                       Financial Condition - May 31, 1996
                       (Unaudited) and February 29, 1996            1



                       Consolidated Statements of Income
                       (Unaudited) - Three Months Ended
                       May 31, 1996 and May 26, 1995                2


                       Consolidated Statements of Cash
                       Flows (Unaudited) - Three Months Ended
                       May 31, 1996 and May 26, 1995                3

                       Notes to Consolidated Financial
                       Statements ( Unaudited)                      5

          Item 2.      Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                   7


        SIGNATURE PAGE





                          The Quick & Reilly Group, Inc. and Subsidiaries
                          Consolidated Statements of Financial Condition


                                                 May 31,         February 29,
(In thousands except share amounts)               1996              1996
                                         -------------------------------------
                                              (Unaudited)
ASSETS
 Cash & Cash Equivalents                        $138,402         $133,287
 Receivable from Brokers, Dealers
  and Clearing Organizations                   1,867,202        1,926,583
 Receivable From Customers                     1,103,999        1,223,184
 Securities Owned at Market Value -
   U.S. Government                                14,540            1,995
   Municipal                                      96,639           93,841
   Equities and Other                             40,669           59,637
 Exchange Memberships- At Cost
  (Market Value $16,956 and $14,692)               3,908            3,908
 Furniture, Equipment and Leasehold
  Improvements- At Cost Less Accumulated
 Depreciation and Amortization of $10,321
  and $9,462                                      15,503           15,307
 Other Assets                                     66,440           65,161
                                          -------------------------------------
    TOTAL ASSETS                              $3,347,302       $3,522,903
                                          =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Money Borrowed From Banks                        $1,000           $1,000
 Drafts Payable                                   43,748           81,331
 Payable to Brokers, Dealers
  and Clearing Organizations                   2,414,900        2,340,739
 Payable to Customers                            435,755          680,790
 Securities Sold, But Not Yet
  Purchased - At Market Value                     19,713           14,847
 Income Taxes Payable                             17,160            6,608
 Accrued Expenses and Other Liabilities           92,429           94,954
                                           -------------------------------------
    Total Liabilities                          3,024,705        3,220,269
                                           -------------------------------------

Commitments and Contingencies

Put Options Issued on Company Stock                  350              470

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares,
  none issued and outstanding                          -                -
Common Stock, $.10 par value;
 authorized 60,000,000 shares,
 issued and outstanding 25,283,860 shares          2,528            2,528
Paid-In Capital                                   74,585           74,462
Retained Earnings                                246,385          226,425
                                           -------------------------------------
                                                 323,498          303,415
Less: Common Stock in Treasury,
 at Cost - 106,145 shares                         (1,251)          (1,251)
                                           -------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                   322,247          302,164
                                           -------------------------------------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                     $3,347,302       $3,522,903
                                           =====================================
<F1>
        The accompanying notes are an integral part of these statements.



                            The Quick & Reilly Group, Inc. and Subsidiaries
                                     Consolidated Statements of Income
                                            (Unaudited)


(In thousands, except per share amounts)            Three Months Ended
                                            ------------------------------------
                                               May 31,           May 26,
                                                1996              1995
                                            ------------------------------------
REVENUES
Commisssions and Clearance Income               $65,979           $41,838
Interest                                         43,857            45,025
Trading                                          18,635            10,260
Other                                             3,812             2,728
                                            ------------------------------------
     Total Revenues                             132,283            99,851
     Interest Expense                            29,653            32,386
                                            ------------------------------------
     Net Revenues                               102,630            67,465
                                            ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits               33,778            23,068
Brokerage, Exchange and Clearance Fees            5,021             4,147
Data Processing and Equipment Rental              9,767             5,101
Communication                                     1,363               812
Printing, Postage, Stationery
 and Office Supplies                              2,114             1,846
Advertising                                       1,463             1,147
Rent and Other Occupancy                          2,145             1,673
Professional Services                             1,576               672
Amortization of Intangibles                       1,141               493
Other                                             5,308             3,531
                                            ------------------------------------
    Total Non-Interest Expenses                  63,676            42,490
                                            ------------------------------------
    Income Before Provision for
     Income Taxes                                38,954            24,975
    Provision for Income Taxes                   17,232            11,408
                                            ------------------------------------
     NET INCOME                                 $21,722           $13,567
                                            ====================================

Earnings Per Share                               $0.863            $0.544
Weighted Average Number Of Shares
 Outstanding During the Period               25,177,715        24,918,459
Cash Dividends Declared Per Share                 $0.07            $0.066


<F1>
    The accompanying notes are an integral part of these statements.


                           The Quick & Reilly Group, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                           (Unaudited)

(In thousands)                                 Three Months Ended
                                           -----------------------------
                                              May 31,         May 26,
                                               1996            1995
                                           -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $21,722         $13,567
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
Depreciation and Amortization                    2,002             998
Decrease (Increase) in Operating Assets:
 Receivable From Brokers, Dealers and
  Clearing Organizations                        59,381        (257,556)
 Receivable From Customers                     119,185          41,907
 Securities Owned                                3,625         (35,757)
  Other Assets                                  (2,428)         (1,311)

Increase (Decrease) in Operating Liabilities:
 Money Borrowed From Banks                           -          24,191
 Drafts Payable                                (37,583)          5,223
 Payable to Brokers, Dealers
  and Clearing Organizations                    74,161         212,714
  Payable to Customers                        (245,035)          8,037
  Securities Sold, But Not Yet Purchased         4,866          (4,634)
  Income Taxes Payable                          10,552           4,858
  Accrued Expenses and Other Liabilities        (2,525)            858
                                             --------------------------------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                        7,923          13,095
                                             --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                 (1,762)         (1,661)
 Proceeds from Put Options Written                   3               -
                                             --------------------------------
                                                (1,759)         (1,661)
                                             --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Furniture,
  Equipment and Leasehold Improvements          (1,049)         (1,979)
                                             --------------------------------
    NET CASH USED IN INVESTING ACTIVITIES       (1,049)         (1,979)
                                             --------------------------------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                            5,115           9,455
                                             --------------------------------
    CASH AND CASH EQUIVALENTS AT THE
     BEGINNING OF THE YEAR                     133,287          40,863
                                             --------------------------------
    CASH AND CASH EQUIVALENTS AT THE
     END OF THE YEAR                          $138,402         $50,318
                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash Paid During the Year for-
  Interest                                      $28,571         $32,316
  Income Taxes                                    5,238           6,511


<F1>
        The accompanying notes are an integral part of these statements.




                The Quick & Reilly Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. Certain intra-company interest transactions for the three months ended May 26, 1995 were presented on a gross basis; they have been restated to a net basis to conform with the current year's presentation. For the three months ended May 26, 1995, stock borrow and stock loan transactions with the same counterparties were netted. To conform with the current year's presentation, these transactions have been restated to a gross basis. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1996 Annual Report which is incorporated by reference on Form 10-K.



    2. Commitments and Contingencies

         Margin requirements of approximately $80,079,000 with a clearing corporation at May 31, 1996 have been satisfied by obtaining letters of credit of $79,300,000 secured by customers' margin account securities. On June 3, 1996, a letter of credit was increased by $5,000,000.

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

         Earnings per share and dividends per share prior to September 13, 1995 have been retroactively adjusted to give effect to these transactions. Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding as adjusted for the fiscal quarters.


    4. Income Taxes

         For the three months ended May 31, 1996 and May 26, 1995 respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    5. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At May 31, 1996, the subsidiaries had net capital, in the aggregate, of $201,130,000 which exceeded aggregate minimum net capital requirements by $146,056,000.

    6. Dividends Declared

         On March 15, 1996, the Board of Directors declared a cash dividend of $0.07 per share payable on July 1, 1996 to holders of record on June 3, 1996.


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


         Total Assets of the Quick & Reilly Group, Inc.
    decreased $175,601,000 or 5% for May 31, 1996 versus
    February 29, 1996. Receivable From Brokers, Dealers and
    Clearing Organizations decreased $59,381,000 or 3% primarily due to decreases in stock borrowed activity. Receivable
    From Customers decreased $119,185,000 or 10% primarily due to a decrease in delivery versus payment accounts.

         Total Liabilities of the Quick & Reilly Group, Inc. decreased $195,564,000 or 6% for May 31, 1996 versus February 29, 1996. Drafts Payable decreased $37,583,000 or 46% due to exceptionally large drafts at February 29, 1996 which were paid down during the quarter ended May 31, 1996. Payable to Brokers, Dealers and Clearing Organizations increased $74,161,000 or 3% primarily due to increases in stock lending activity.
    Payable to Customers decreased $245,035,000 or 36% primarily due to decreases in customer short positions and free credit balances. Income Taxes Payable increased $10,552,000 or 160% primarily due to an increased first quarter tax liability paid in June, 1996.

         Total Revenues increased $32,432,000 or 32% for the quarter ended May 31, 1996 versus the quarter ended May
    26, 1995.  Net Revenues increased $35,165,000 or 52%.
    Commission and Clearance Income increased $24,141,000 or
    58% reflecting an increase in trading volume.  Interest
    Income decreased $1,168,000 or 3%, due to decreased stock borrowing activities and a decrease in interest rates. Interest Expense decreased $2,733,000 or 8% primarily due to a decrease in interest rates. Trading increased $8,375,000 or 82% due to favorable market conditions and the acquisition of MMS&N
    & Co. by the JJC Specialist unit in October, 1995.  Other
    Revenues increased $1,084,000 or 40% primarily due to increased fee income.

         Total Non-Interest Expenses for the quarter ended
    May 31, 1996 increased $21,186,000 or 50% versus the quarter ended May 26, 1995. Employee Compensation and
    Benefits increased $10,710,000 or 46% primarily due to an increase in the number of employees and increases in incentive compensation. Brokerage, Exchange and Clearance
    Fees increased $874,000 or 21% primarily due to the increased number of trades processed by U.S. Clearing
    Corp. Data Processing and Equipment Rental increased
    $4,666,000 or 91% due to costs associated with improving and expanding various information systems and the increased volume. Communications increased $551,000 or 68% primarily due to the establishment of the Easy Trade and Twenty four hour brokerage operations at Quick & Reilly, Inc. and the increased volume. Printing, Postage, Stationery and Office Supplies increased $268,000 or 15% primarily due to the increase in trading volume and the increase in postal rates. Rent and Other Occupancy increased $472,000 or 28% primarily due to the expansion of the branch network in Quick & Reilly, Inc. and the expansion of JJC Specialist Corp.'s office and operational space. Professional Services increased $904,000 or 136% primarily due to the consulting costs associated with improving and expanding the accounting systems, data bases and information systems of the three primary subsidiaries. Amortization of Intangible Assets increased $648,000 or 131% due the acquisitions of broker-dealers after the first quarter ended May 26, 1995. Other Expenses increased $1,777,000 or 50% primarily due to the increased volume, expansion of the Quick & Reilly branch network and normal increases in operating costs.





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

                          THE QUICK & REILLY GROUP, INC.

                          BY:--------------------------
                             Leslie C. Quick, Jr.
                             Chairman of the Board
                             Chief Executive Officer

                          BY:--------------------------
                             Thomas C. Quick
                             President

                          BY:--------------------------
                             Robert J. Rabinoff
                             Controller