Form 10-Q
period 1996-08-30
QUICK & REILLY GROUP INC /DE/
filed 1996-10-11
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549




                                             Form 10-Q


                                  For Quarter Ended August 30, 1996


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

                                        FORM 10-Q

                         FOR THE QUARTER ENDED August 30, 1996

                                           INDEX



                                                                 Page Number







            Part I.
              Item 1.      Financial Statements
                           Consolidated Statements of
                           Financial Condition -August 30, 1996
                           (Unaudited) and February 29, 1996            1


                           Consolidated Statements of Income
                           (Unaudited) - Three Months Ended
                           August 30, 1996 and August 25, 1995          2

                           Consolidated Statements of Income
                           (Unaudited) - Six Months Ended
                           August 30, 1996 and August 25, 1995          3

                           Consolidated Statements of Cash
                           Flows (Unaudited) - Six Months Ended
                           August 30, 1996 and August 25, 1995          4

                           Notes to Consolidated Financial
                           Statements ( Unaudited)                      6

              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                   8


            SIGNATURE PAGE




                                The Quick & Reilly Group, Inc. and Subsidiaries
                                  Consolidated Statements of Financial Condition


                                              August 30,     February 29,
(In thousands except share amounts)             1996            1996
                                           -------------------------------------
                                             (Unaudited)
ASSETS
 Cash & Cash Equivalents                      $106,696         $133,287
 Receivable from Brokers, Dealers
  and Clearing Organizations                 1,874,707        1,926,583
 Receivable From Customers                   1,014,203        1,223,184
 Securities Owned at Market Value -
  U.S. Government                               15,098            1,995
  Municipal                                     93,433           93,841
  Equities and Other                            45,756           59,637
  Exchange Memberships- At Cost
   (Market Value $17,008 and $14,692)            3,908            3,908
  Furniture, Equipment and Leasehold
   Improvements- At Cost Less Accumulated
  Depreciation and Amortization of
   $11,266 and $9,462                           16,167           15,307
  Other Assets                                  65,467           65,161
                                         -------------------------------------
        TOTAL ASSETS                        $3,235,435       $3,522,903
                                         =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Money Borrowed From Banks                     $1,000           $1,000
 Drafts Payable                                27,171           81,331
 Payable to Brokers, Dealers
  and Clearing Organizations                2,350,577        2,340,739
 Payable to Customers                         408,468          680,790
 Securities Sold, But Not Yet
  Purchased - At Market Value                  17,244           14,847
 Income Taxes Payable                           3,308            6,608
 Accrued Expenses and Other Liabilities        88,575           94,954
                                          -------------------------------------
       Total Liabilities                    2,896,343        3,220,269
                                          -------------------------------------
Commitments and Contingencies
Put Options Issued on Company Stock              250              470

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares,
 none issued and outstanding                       -                -
Common Stock, $.10 par value;
 authorized 60,000,000 shares,
 issued 25,283,860 shares                      2,528            2,528
Paid-In Capital                               74,694           74,462
Retained Earnings                            263,018          226,425
                                          -------------------------------------
                                             340,240          303,415

Less: Common Stock in Treasury,
 at Cost - 111,145 shares at
 August 30, 1996 and 106,145 shares
 at February 29, 1996                         (1,398)          (1,251)
                                          -------------------------------------
    TOTAL SHAREHOLDERS' EQUITY               338,842          302,164
                                          _____________________________________

    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 $3,235,435       $3,522,903
                                         =====================================

<F1>

       The accompanying notes are an integral part of these statements.



                              The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Income
                                            (Unaudited)

(In thousands, except per share amounts)              Three Months Ended
                                          ------------------------------------
                                            August 30,        August 25,
                                               1996              1995
                                          ------------------------------------
REVENUES
Commissions and Clearance Income              $56,390           $50,061
Interest                                       44,963            41,984
Trading                                        12,234            10,132
Other                                           3,455             3,154
                                           ------------------------------------
        Total Revenues                        117,042           105,331
        Interest Expense                       30,810            28,889
                                           ------------------------------------
        Net Revenues                           86,232            76,442
                                           ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits             29,673            25,148
Brokerage, Exchange and Clearance Fees          4,205             4,748
Data Processing and Equipment Rental            7,490             5,985
Communication                                   1,180             1,225
Printing, Postage, Stationery
 and Office Supplies                            1,913             2,084
Advertising                                     1,424             1,348
Rent and Other Occupancy                        2,199             1,816
Professional Services                             979               617
Amortization of Intangibles                     1,139               495
Other                                           5,546             4,231
                                           ------------------------------------
       Total Non-Interest Expenses             55,748            47,697
                                           ------------------------------------
       Income Before Provision for
        Income Taxes                           30,484            28,745
       Provision for Income Taxes              11,836            13,398
                                           ------------------------------------
        NET INCOME                            $18,648           $15,347
                                           ====================================

Earnings Per Share                             $0.741            $0.616
Weighted Average Number Of Shares
 Outstanding During the Period                 25,177            24,922
Cash Dividends Declared Per Share              $0.080            $0.066


<F1>
            The accompanying notes are an integral part of these statements.



                              The Quick & Reilly Group, Inc. and Subsidiaries
                                     Consolidated Statements of Income
                                               (Unaudited)


(In thousands, except per share amounts)                Six Months Ended
                                           ------------------------------------
                                               August 30,        August 25,
                                                 1996              1995
                                           ------------------------------------
REVENUES
Commissions and Clearance Income             $122,369           $91,899
Interest                                       88,820            87,008
Trading                                        30,869            20,392
Other                                           7,267             5,882
                                          ------------------------------------
      Total Revenues                          249,325           205,181
      Interest Expense                         60,464            61,274
                                          ------------------------------------
      Net Revenues                            188,861           143,907
                                          ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits             63,451            48,216
Brokerage, Exchange and Clearance Fees          9,226             8,895
Data Processing and Equipment Rental           17,256            11,086
Communication                                   2,543             2,037
Printing, Postage, Stationery
 and Office Supplies                            4,027             3,930
Advertising                                     2,887             2,495
Rent and Other Occupancy                        4,344             3,489
Professional Services                           2,555             1,289
Amortization of Intangibles                     2,280               988
Other                                          10,854             7,762
                                           ------------------------------------
      Total Non-Interest Expenses             119,423            90,187
                                           ------------------------------------
      Income Before Provision for
       Income Taxes                            69,438            53,720
      Provision for Income Taxes               29,069            24,806
                                           ------------------------------------
       NET INCOME                             $40,369           $28,914
                                           ====================================

Earnings Per Share                             $1.603            $1.160
Weighted Average Number Of Shares
 Outstanding During the Period                 25,177            24,920
Cash Dividends Declared Per Share              $0.150            $0.132

<F1>

            The accompanying notes are an integral part of these statements.

                           The Quick & Reilly Group, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flow
                                          (Unaudited)


                                                         Six Months Ended
                                                     -------------------------
(In Thousands)                                       August 30,   August 25,
                                                       1996         1995
                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $40,369     $28,914
Adjustments to Reconcile Net Income to
 Net Cash Provided By (Used In)
  Operating Activities:
Depreciation and Amortization                           4,089       2,170
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers,
  and Clearing Organizations                           51,876       4,289
 Receivable from Customers                            208,981     (86,533)
 Securities Owned                                       1,186     (34,168)
  Other Assets                                         (2,600)    (10,725)
Increases (Decreases) in Operating Liabilities:
 Money Borrowed From Banks                                  -      (5,797)
 Drafts Payable                                       (54,160)      2,019
 Payable to Brokers, Dealers,
  and Clearing Organizations                            9,838      70,850
  Payable to Customers                               (272,322)     39,248
  Securities Sold, But Not Yet Purchased                2,397       4,874
  Income Taxes Payable                                 (3,300)         37
  Accrued Expenses and Other Liabilities               (6,379)      6,965
                                                    -------------------------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                      (20,025)     22,143
                                                    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                        (3,776)     (3,330)
 Proceeds From Sale of Treasury Stock
  Under Stock Option Plan                                   -         665
 Purchase of Treasury Stock                              (147)          -
 Proceeds From Put Options Written                         12           -
                                                     -------------------------
     NET CASH USED IN FINANCING ACTIVITIES             (3,911)     (2,665)
                                                     -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                           (2,655)     (9,596)
                                                     -------------------------
     NET CASH USED IN INVESTING ACTIVITIES             (2,655)     (9,596)
                                                     -------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                     (26,591)      9,882

     CASH AND CASH EQUIVALENTS AT THE BEGINNING
      OF THE PERIOD                                   133,287      40,863
                                                     -------------------------
     CASH AND CASH EQUIVALENTS AT THE END OF
      THE PERIOD                                     $106,696     $50,745
                                                     =========================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Period For:
  Interest                                            $60,510     $65,652
  Income Taxes                                         33,303      22,222

<F1>
            The accompanying notes are an integral part of these statements.


                    The Quick & Reilly Group, Inc. and Subsidiaries
                       Notes to Consolidated Financial Statements
                                     (Unaudited)

        1. Basis of Presentation

             The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. Certain intra-company interest transactions for the three months and six months ended August 25, 1995 were presented on a gross basis; they have been restated to a net basis to conform with the current year's presentation. For the six months ended August 25, 1995, stock borrow and stock loan transactions with the same counterparties were netted. To conform with the current year's presentation, these transactions have been restated to a gross basis. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1996 Annual Report which is incorporated by reference on Form 10-K.



        2. Commitments and Contingencies

             Margin requirements of approximately $60,839,000 with a clearing corporation at August 30, 1996 have been satisfied by obtaining letters of credit of $63,300,000 secured by customers' margin account securities.

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

             Earnings per share and dividends per share prior to September 15, 1995 have been retroactively adjusted to give effect to these transactions. Earnings per share have been calculated by dividing net income by the weighted average number of shares outstanding as adjusted for the fiscal quarters.


        4. Income Taxes

             For the three months ended August 30, 1996 and August 25, 1995 respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

        5. Net Capital Requirements

             As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At August 30, 1996, the subsidiaries had net capital, in the aggregate, of $211,624,000 which exceeded aggregate minimum net capital requirements by $158,815,000.

        6. Dividends Declared

             On June 25, 1996, the Board of Directors declared a cash dividend of $0.08 per share payable on October 1, 1996 to holders of record on September 2, 1996.



        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.


             Total Assets of the Quick & Reilly Group, Inc. decreased $287,468,000 or 8% for August 30, 1996 versus February 29, 1996.
        Receivable From Brokers, Dealers and Clearing Organizations decreased $51,876,000 or 3% primarily due to decreases in fails to deliver. Receivable From Customers decreased $208,981,000 or 17% primarily due to a decrease in delivery versus payment accounts.

             Total Liabilities of the Quick & Reilly Group, Inc. decreased $323,926,000 or 10% for August 30, 1996 versus February 29, 1996.
        Drafts Payable decreased $54,160,000 or 67% primarily due to exceptionally large drafts at February 29, 1996 which were paid down during the quarter ended May 31, 1996. Payable to Customers decreased $272,322,000 or 40% primarily due to decreases in customer short positions and free credit balances. Income Taxes Payable decreased $3,300,000 or 50% primarily due to the payment of second quarter income tax liabilities in August, 1996. Accrued Expenses and Other Liabilities decreased $6,379,000 or 7% primarily due to payments made in the current fiscal year for February 1996 year-end employee benefit payables.

            Total Revenues increased $11,711,000 or 11% for the quarter ended August 30, 1996 versus the quarter ended August 25, 1995. Total Revenues increased $44,144,000 or 22% for the six month period ended August 30, 1996 versus the six month period ended August 25, 1995. Net Revenues increased $9,790,000 or 13% for the quarter ended August 30, 1996 versus August 25, 1995. Net Revenues increased $44,954,000 or 31% for the six month period ended August 30, 1996 versus the six month period ended August 25, 1995. Commission and Clearance Income increased $6,329,000 or 13% for the quarterly comparison and $30,470,000 or 33% for the six month comparison primarily due to increased trading volume in the securities markets and the acquisition of MMS&N & Co. by the JJC Specialist unit in October, 1995 resulting in increased floor brokerage income. Interest Income increased $2,979,000 or 7% for the quarterly comparison and $1,812,000 for the six month comparison primarily due to increased margin debits. Interest Expense increased $1,921,000 or 7% for the quarterly comparison due to increased stock loan activities. Trading increased $2,102,000 or 21% for the quarterly comparison and $10,477,000 or 51% for the six month comparison due to favorable market conditions and the acquisition of MMS&N & Co. by JJC. Other Revenues increased $301,000 or 10% for the quarterly comparison and $1,385,000 or 24% for the six month comparison primarily due to increased fee income.

         Total Non-Interest Expenses for the quarter ended August 30, 1996 versus the quarter ended August 25, 1995 increased $8,051,000 or 17%. The six month comparison shows total Non-Interest Expenses increasing $29,236,000, or 32%. Employee Compensation and Benefits increased $4,525,000 or 18% for the quarterly comparison and $15,235,000 or 32% for the six month comparison primarily due to an increase in the number of employees. Brokerage, Exchange, and Clearance Fees decreased $543,000 or 11% for the quarterly comparison due to decreased execution costs in the quarter ended August 30, 1996 and increased $331,000 or 4% for the six month comparison primarily due to the increased number of trades processed by U.S. Clearing Corp. Data Processing and Equipment Rental increased $1,505,000 or 25% for the quarterly comparison and $6,170,000 or 56% for the six month comparison primarily due to the increased costs associated with improving and expanding various information systems and the increased volume. Communication expense decreased $45,000 or 4% for the three month comparison due to increases in communication credits received and increased $506,000 or 25% for the six month comparison due to the expansion of the Quick & Reilly Inc.'s branch network and the implementation of its Twenty-four hour and Easy Trade brokerage services. Printing, Postage, Stationery and Office Supplies decreased $171,000 or 8% for the quarterly comparison primarily due to decreases in the costs of stationery and printing. Advertising expenditures increased $76,000 or 6% for the three month comparison and $392,000 or 16% for the six month comparison due to increased advertising expenditures for Quick & Reilly, Inc. Rent and Other Occupancy increased $383,000 or 21% for the quarterly comparison and $855,000 or 25% for the six month comparison primarily due to the expansion of the branch network in Quick & Reilly, Inc. and the expansion of JJC Specialist Corp.'s office and operational space. Amortization of Intangible Assets increased $644,000 or 130% for the quarterly comparison and $1,292,000 or 131% due to the acquisition of broker dealers in the last fiscal year whose acquisition costs are currently being amortized. Other Expenses increased $1,315,000 or 31% for the quarterly comparison and $3,092,000 or 40% for the six month comparison primarily due to the increase in volume and normal increases in operating costs.

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


                                      THE QUICK & REILLY GROUP, INC.

                                      BY: -------------------
                                          Leslie C. Quick, Jr.
                                          Chairman of the Board
                                          Chief Executive Officer

                                      BY: -------------------
                                          Thomas C. Quick
                                          President


                                      BY: -------------------
                                          Robert J. Rabinoff
                                          Controller