Form 10-Q
period 1996-11-29
QUICK & REILLY GROUP INC /DE/
filed 1997-01-10
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                      Form 10-Q


                       For Quarter Ended           November 29, 1996


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

                                    FORM 10-Q

                    FOR THE QUARTER ENDED November 29, 1996

                                     INDEX



                                                            Page Number

    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition -November 29, 1996
                   (Unaudited) and February 29, 1996               1


                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   November 29, 1996 and November 24, 1995         2

                   Consolidated Statements of Income
                   (Unaudited) - Nine Months Ended
                   November 29, 1996 and November 24, 1995         3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Nine Months Ended
                   November 29, 1996 and November 24, 1995         4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                         6

      Item 2.      Management's Financial Discussion               7




    SIGNATURE PAGE


                           The Quick & Reilly Group, Inc. and Subsidiaries
                           Consolidated Statements of Financial Condition

                                                       November 29, February 29,
(In thousands except share amounts)                        1996         1996
                                                    --------------------------
                                                       (Unaudited)
ASSETS
Cash & Cash Equivalents                                   $71,694     $133,287
Receivable from Brokers, Dealers and
 Clearing Organizations                                 2,349,000    1,926,583
Receivable From Customers                               1,045,211    1,223,184
Securities Owned at Market Value -
 U.S. Government                                           15,361        1,995
 Municipal                                                 96,279       93,841
 Equities and Other                                        71,839       59,637
Exchange Memberships- At Cost
 (Market Value $15,112 and $14,692)                         5,033        3,908
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
Depreciation and Amortization of $12,254 and $9,462        16,552       15,307
Other Assets                                               61,325       65,161
                                                      --------------------------
      TOTAL ASSETS                                     $3,732,294   $3,522,903
                                                      ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Money Borrowed From Banks                                 $1,000       $1,000
 Drafts Payable                                            52,782       81,331
 Payable to Brokers, Dealers
  and Clearing Organizations                            2,730,778    2,340,739
 Payable to Customers                                     485,988      680,790
 Securities Sold, But Not Yet Purchased -
  At Market Value                                          28,415       14,847
 Income Taxes Payable                                       5,407        6,608
 Accrued Expenses and Other Liabilities                    72,409       94,954
                                                      --------------------------
        Total Liabilities                               3,376,779    3,220,269
                                                      --------------------------
Commitments and Contingencies
Put Options Issued on Company Stock                           125          470

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares,
 none issued and outstanding                                    -            -
Common Stock, $.10 par value;
 authorized 60,000,000 shares,
 issued   25,283,860 shares                                  2,528        2,528
Paid-In Capital                                             74,819       74,462
Retained Earnings                                          279,441      226,425
                                                      --------------------------
                                                           356,788      303,415

Less: Common Stock in Treasury,
 at Cost - 111,145 shares
 at November 29, 1996 and 106,145
  shares at February 29, 1996                              (1,398)      (1,251)
                                                      --------------------------
  TOTAL SHAREHOLDERS' EQUITY                              355,390      302,164
                                                      __________________________
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                $3,732,294   $3,522,903
                                                      ==========================


<F1>
    The accompanying notes are an integral part of these statements.



                              The Quick & Reilly Group, Inc. and Subsidiaries
                                      Consolidated Statements of Income
                                                (Unaudited)
(In thousands, except per share amounts)              Three Months Ended
                                           ------------------------------------
                                               November 29,      November 24,
                                                   1996              1995
                                           ------------------------------------
REVENUES
Commissions and Clearance Income              $57,463           $51,619
Interest                                       45,525            42,788
Trading                                        11,780            11,455
Other                                           3,291             3,148
                                            ------------------------------------
    Total Revenues                            118,059           109,010
    Interest Expense                           31,070            29,923
                                            ------------------------------------
    Net Revenues                               86,989            79,087
                                            ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits             29,908            25,739
Brokerage, Exchange and Clearance Fees          3,935             4,728
Data Processing and Equipment Rental            7,469             6,805
Communication                                   1,069               943
Printing, Postage, Stationery and
 Office Supplies                                1,821             2,067
Advertising                                     1,639             1,353
Rent and Other Occupancy                        2,386             2,061
Professional Services                           1,012               717
Amortization of Intangibles                     1,139             1,017
Other                                           5,898             5,199
                                           ------------------------------------
   Total Non-Interest Expenses                 56,276            50,629
                                           ------------------------------------
   Income Before Provision for Income Taxes    30,713            28,458
   Provision for Income Taxes                  12,276            13,326
                                           ------------------------------------
     NET INCOME                               $18,437           $15,132
                                           ====================================

Earnings Per Share                             $0.732            $0.605
Weighted Average Number Of Shares
 Outstanding During the Period                 25,173            25,009
Cash Dividends Declared Per Share              $0.080            $0.070

<F1>

    The accompanying notes are an integral part of these statements.


                                The Quick & Reilly Group, Inc. and Subsidiaries
                                       Consolidated Statements of Income
                                                (Unaudited)

(In thousands, except per share amounts)              Nine Months Ended
                                          ------------------------------------
                                            November 29,      November 24,
                                              1996              1995
                                          ------------------------------------
REVENUES
Commissions and Clearance Income           $179,833          $143,517
Interest                                    134,345           129,796
Trading                                      42,649            31,848
Other                                        10,557             9,030
                                          ------------------------------------
    Total Revenues                          367,384           314,191
    Interest Expense                         91,533            91,197
                                          ------------------------------------
Net Revenues                                275,851           222,994
                                          ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits           93,359            73,955
Brokerage, Exchange and Clearance Fees       13,161            13,623
Data Processing and Equipment Rental         24,725            17,891
Communication                                 3,612             2,980
Printing, Postage, Stationery and
 Office Supplies                              5,848             5,997
Advertising                                   4,526             3,848
Rent and Other Occupancy                      6,730             5,551
Professional Services                         3,567             2,006
Amortization of Intangibles                   3,419             2,006
Other                                        16,753            12,960
                                          ------------------------------------
    Total Non-Interest Expenses             175,700           140,817
                                          ------------------------------------
    Income Before Provision for
     Income Taxes                           100,151            82,177
    Provision for Income Taxes               41,344            38,131
                                          ------------------------------------
     NET INCOME                             $58,807           $44,046
                                          ====================================

Earnings Per Share                           $2.336            $1.765
Weighted Average Number Of Shares
 Outstanding During the Period               25,176            24,950
Cash Dividends Declared Per Share            $0.230            $0.204


                              The Quick & Reilly Group, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
(In Thousands)                                       November 29,  November 24,
                                                         1996         1995
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $58,807        $44,046
Adjustments to Reconcile Net Income to
 Net Cash Provided By (Used In)
  Operating Activities:
Depreciation and Amortization                          6,209          3,937
Decreases (Increases) in Operating Assets:
 Receivable from Brokers, Dealers,
  and Clearing Organizations                        (422,417)      (417,898)
 Receivable from Customers                           177,973       (182,647)
 Securities Owned                                    (28,006)       (50,964)
  Other Assets                                           401        (55,475)

Increases (Decreases) in Operating Liabilities:
 Money Borrowed From Banks                                 -         (6,797)
 Drafts Payable                                      (28,549)        (1,332)
 Payable to Brokers, Dealers,
  and Clearing Organizations                         390,039        542,911
  Payable to Customers                              (194,802)        92,768
  Securities Sold, But Not Yet Purchased              13,568          6,384
  Income Taxes Payable                                (1,201)           412
  Accrued Expenses and Other Liabilities             (22,545)        52,937
                                                   --------------------------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                           (50,523)        28,282
                                                   --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid on Common Stock                       (5,791)       (5,090)
 Proceeds From Sale of Treasury Stock
  Under Stock Option Plan                                  -         3,179
 Purchase of Treasury Stock                             (147)            -
 Proceeds From Put Options Written                        12             -
                                                    --------------------------
     NET CASH USED IN FINANCING ACTIVITIES             (5,926)      (1,911)
                                                    --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Funiture, Equipment
  and Leasehold Improvements                           (4,019)     (10,734)
 Payment for Purchase of Exchange Membership           (1,125)           -
                                                    --------------------------
     NET CASH USED IN INVESTING ACTIVITIES             (5,144)     (10,734)
                                                    --------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                     (61,593)      15,637

     CASH AND CASH EQUIVALENTS AT THE BEGINNING
      OF THE PERIOD                                   133,287       40,863
                                                    --------------------------
     CASH AND CASH EQUIVALENTS AT THE END OF
      THE PERIOD                                      $71,694      $56,500
                                                    ==========================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash Paid During the Period For:
  Interest                                            $91,202      $88,426
  Income Taxes                                         42,937       33,094

<F1>
    The accompanying notes are an integral part of these statements.


                The Quick & Reilly Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. Certain intra-company interest transactions for the three months and nine months ended November 24, 1995 were presented on a gross basis; they have been restated to a net basis to conform with the current year's presentation. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1996 Annual Report which is incorporated by reference on Form 10-K.

    2. Commitments and Contingencies

         Margin requirements of approximately $107,000,000 with a clearing corporation at November 29, 1996 have been satisfied by obtaining letters of credit of $109,000,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Income Taxes

         For the three months ended November 29, 1996 and November 24, 1995 respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    4. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), three subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At November 29, 1996, the subsidiaries had net capital, in the aggregate, of $222,023,000 which exceeded aggregate minimum net capital requirements by $167,031,000.

    5. Dividends Declared

         On September 21, 1996, the Board of Directors declared a cash dividend of $0.08 per share payable on January 2, 1997 to holders of record on December 2, 1996.

    Item 2. Management's Financial Discussion

    Results of Operations:
    Third Quarter Ended November 29, 1996 Compared to
    Third Quarter Ended November 24, 1995.

    Total revenues increased 8% to $118,059,000 while net revenues (revenues net of interest expense) increased 10% to $86,989,000. Expenses, not including interest, increased 11% to $56,276,000. Pretax margin on net revenues decreased from 36% to 35%, while the pretax margin on gross revenues remained constant at 26%.
    Net margin on net revenues increased from 19% to 21%, while net margin on gross revenues increased from 14% to 16%. The Company's effective tax rate was 40% for the current quarter versus 47% for the same quarter last year.

    Commissions and Clearance Income increased 11% to $57,463,000 reflecting increased trading volume. Interest income increased 6% to $45,525,000 primarily due to an increase in customer margin debits. Other income increased 5% to $3,291,000 primarily due to increased unrealized gains in investment positions.

    Employee Compensation and Benefits increased 16% to $29,908,000 primarily due to increases in incentive bonuses. Brokerage, Exchange and Clearance Fees decreased 17% to $3,935,000 due to a decrease in execution costs in the third quarter of the current year. Printing, Postage, Stationery and Office Supplies decreased 12% to $1,821,000 due to improved purchasing procedures. Professional Services increased 41% to $1,012,000 due to increased consulting fees. The increase in other expense categories was due primarily to the increased volume.

    Nine Months Ended November 29, 1996 Compared to
    Nine Months Ended November 24, 1995.

    Total revenues increased 17% to $367,384,000 while net revenues (revenues net of interest expense) increased 24% to $275,851,000. Expenses, not including interest, increased 25% to $175,700,000. Pretax margin on net revenues decreased from 37% to 36%, while the pretax margin on gross revenues increased from 26% to 27%. Net margin on net revenues increased from 20% to 21%, while net margin on gross revenues increased from 14% to 16%.


    The Company's effective tax rate was 41% for the current nine month period versus 46% for the same period last year.

    Commissions and Clearance Income increased 25% to $179,833,000 reflecting increased trading volume. Interest income increased 4% to $134,345,000 primarily due to an increase in customer margin debits. Trading increased 34% to $42,649,000 due to a subsidiary acquisition and favorable market conditions. Other income increased 17% to $10,557,000 primarily due to increased unrealized gains in investment positions and increased fee income.

    Employee Compensation and Benefits increased 26% to $93,359,000 primarily due to increases in incentive bonuses and an increase in the total number of employees. Brokerage, Exchange and Clearance Fees decreased 3% to $13,161,000 due to a decrease in execution costs. Printing, Postage, Stationery and Office Supplies decreased 3% to $5,848,000 due to improved purchasing procedures. Professional Services increased 78% to $3,567,000 due to increased consulting fees. The increase in other expense categories was due primarily to the increased volume.


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