Form 10-K
period 1997-02-28
QUICK & REILLY GROUP INC /DE/
filed 1997-05-28
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549

                                         FORM 10-K
                                      ANNUAL REPORT
                           Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934


For the fiscal year ended                       Commission file number 1-8517
February 28, 1997

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

Registrant's telephone number, including area code (561) 655-8000

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

                           Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the registrant is $547,815,819 at May 9, 1997.

                               38,605,780
             (Number of shares of common stock outstanding at May 9, 1997)

Documents Incorporated by Reference                              Form 10-K

Annual Report to Shareholders for                                Parts II, IV
  year ended February 28, 1997

Proxy Statement for Annual Meeting                               Part III
  of Shareholders - June 24, 1997

PART I
Item 1.   Business
         (a)  General Development of Business
         The Quick & Reilly Group, Inc. (the "Company") was originally incorporated in New York on June 25, 1981. The Company was reincorporated in Delaware in 1987. It is a holding company owning all of the capital stock of its primary subsidiaries: Quick & Reilly, Inc., U.S. Clearing Corp., JJC Specialist Corp. and Nash, Weiss & Co.

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

                  On March 7, 1997, the Company acquired Nash, Weiss & Co. ("Nash Weiss"), an over-the-counter market maker. As of this date, Nash Weiss became one of the primary subsidiaries of the Company. As this acquisition was subsequent to February 28, 1997, no financial or operational data for Nash Weiss is presented in this filing.

                  Q&R, USCC, JJC Specialist, and Nash Weiss (the "primary subsidiaries") are registered as broker-dealers with the SEC. Q&R, USCC and JJC Specialist are member organizations of the NYSE. Q&R, USCC, and Nash Weiss are members of the National Association of Securities Dealers (the "NASD"). USCC is also a member of the American Stock Exchange (the "AMEX"), Boston Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange, Chicago Stock Exchange and Chicago Board of Options Exchange. The primary subsidiaries are members of the Securities Investor Protection Corporation which provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. USCC has arranged for an additional $49.5 million worth of protection per customer on securities through the Aetna Casualty & Surety Co.

                  (b)  Financial Information about Industry Segments
                  The Company operates in a single industry segment and has limited foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

                  (c)  Narrative Description of Business
The following table sets forth consolidated revenues of the Company, the number of branch offices of Q&R, and the number of USCC correspondents at year-end, on a comparative basis for each of the last three fiscal years:

                         Fiscal Year Ended the Last Day of February
                            1997                 1996               1995
                        AMOUNT      %        AMOUNT     %       AMOUNT      %
Commissions (Net of
  clearance fees)   $196,925,000  38.8%  $165,259,000  37.2 $117,834,000  38.0
Clearance Income      49,783,000   9.8     41,303,000   9.3   27,815,000   9.0
Interest (1)         186,639,000  36.8    172,824,000  38.9  123,668,000  39.9
Trading               59,526,000  11.8     52,648,000  11.9   32,584,000  10.5
Other                 14,159,000   2.8     11,831,000   2.7    7,950,000   2.6

TOTAL REVENUES      $507,032,000   100%  $443,865,000   100% $309,851,000  100%

Number of Q&R
Offices                  116                  112                 103

Number of USCC
Correspondents           330                  270                 179

<F1>
   (1) Amounts for the fiscal years ended the last day of February 1996 and 1995 have been restated to conform with the presentation for the fiscal year ended February 28, 1997.

 Brokerage Services
        On May 1, 1975, the SEC eliminated fixed commission rates on securities transactions. Quick & Reilly, Inc. became the first Member of the New York Stock Exchange to offer discounted commissions to all investors..

        Q&R reaches the self-directed investor through a combination of customer
referrals and national and local advertising, including the Internet.    An
account is established when the application is returned and an initial transaction takes place.

        An extensive branch office system has been established by Q&R for investor convenience and to create a local community presence. Personal brokers in the branch offices service client accounts and offer a full array of investment opportunities.

        From a single office in New York in 1974, Q&R has grown to a total of 116 offices nationwide. Five new offices were opened during the fiscal year ended February 28, 1997. These offices are located in Oklahoma City, OK; Reno, NV; Jupiter, FL; Las Vegas (West Side), NV; and Millburn, NJ.

        QuickWay Net, Q&R's Internet securities trading system, was launched in November, 1996. QuickWay Net, a competitively priced product, offers unlimited free quotes, portfolio management tools, and the ability to trade stocks, options and mutual funds.

        Q&R offers investors a number of additional methods to access their accounts and transact business beyond the branch office system. Available twenty four hours a day and seven days a week, these include Easy Trade which provides touch-tone telephone access, QuickWay Plus (direct PC access) and QuickWay Net which provides access through the Internet.

        Q&R has available various money market funds as well as load and no-load mutual funds that are provided by outside vendors, representing over 150 mutual fund families (of these, 50 are no-load fund families). Represented are more than 2,100 individual funds, including 580 no-load funds.

        Q&R provides investment information services to its clients to assist
them in making investment decisions.   A list of these services includes:
Standard & Poor's Marketscope; Standard & Poor's Stock  Reports; the Dow
Jones News Service; Microsoft Money; Morningstar's Principia Service;
Wall Street by Fax; Quick & Reilly Top Performers Report prepared by Standard & Poor's; and Quick & Reilly's Dividend Study.

         The Company believes that Q&R's advertising has played a role in expanding the firm's customer base. Advertising expenses for the fiscal years ended in 1997, 1996, and 1995 were approximately $8,360,000; $8,342,000; and $5,218,000, respectively.


Clearing Services

          USCC, which became operational in 1979, maintains accounts and clears securities transactions for correspondents. Correspondents consist of Q&R, JJC, other specialist firms, banks, insurance companies, broker-dealers and financial planners. When a correspondent opens an account, the account is physically maintained by USCC as agent.

          USCC clears all securities transactions for Q&R's customer accounts and presently carries accounts and clears transactions for 330 correspondents. There is continued competition to obtain clearing agreements with correspondent firms . USCC competes in this respect with a number of other large, highly visible, well-financed clearing firms. Contacts between USCC and potential correspondent brokers are made through attending and exhibiting at various trade and financial conferences, advertising, direct mail campaigns, referrals and solicited calls. Price, services, diversity of data processing programs and applications, and reputation are the main basis of competition. Management believes that USCC's services and systems are competitive.

          On January 23, 1996, USCC formed a subsidiary, Quick & Reilly Limited, to arrange transactions in U.S. Securities for institutional investors in the United Kingdom and Switzerland. Quick & Reilly Limited became a member of the Securities and Futures Authority of the United Kingdom on July 3, 1997 and maintains offices in London, England and Zurich, Switzerland.

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

         USCC is a member of the Securities Investor Protection Corporation ("SIPC"), which protects the securities and cash in each account up to $500,000, no more than $100,000 of which may be cash. In addition, USCC has secured additional insurance up to $49,500,000, for securities only, above the SIPC protection.


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

          Interest is charged on the amount borrowed by customers to finance their margin transactions. Interest charged on customer accounts represented a major component of the Company's gross revenues for the fiscal years ended the last day of February, 1997, 1996, and 1995.

          USCC uses cash balances in customer accounts, known as free credit balances, to finance customer margin account balances. Secured borrowings and equity capital are also used to finance customer margin account borrowings.

          That portion of the Company's net interest revenues derived from financing margin transactions and from free credit balances is affected not only by the volume of business but also by fluctuations in prevailing interest rates.


Specialist Business

          JJC Specialist Corp. is one of the largest specialist firms on the NYSE trading floor. The firm employs 38 specialists who are members of the NYSE and make markets in 278 issues. Each specialist firm is obligated by NYSE rules to maintain a fair and orderly market in those stocks in which it is registered. One of the firm's primary roles is to purchase or sell stock when there is a disparity between public supply and public demand. This provides an opportunity for profits but also involves a high degree of risk during market volatility.

          At present, there are 38 specialist firms that compete in the allocation process for new stocks. JJC Specialist was awarded eight securities during the fiscal year ended February 28, 1997.

         The following table sets forth the highest, lowest and average month-end long and short positions of the Company's specialist business for the year ending February 28, 1997:

                                                        Average Month-End
  Highest Position            Lowest Position              Position
Long          Short        Long         Short         Long        Short
$45,181,520   $25,788,816  $27,522,104  $13,253,071   $35,203,944 $17,650,687



Over-the-counter Market Maker Business

         On March 7, 1997, Nash, Weiss & Co., a registered broker-dealer engaged solely in the business of providing market making services in securities traded in the over-the counter market, was acquired by the Company.


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

Regulation

        The Company's primary subsidiaries are subject to various federal and state laws which specifically regulate their activities. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from the primary subsidiaries. These laws and regulatory requirements generally subject the primary subsidiaries to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of their business, record keeping and business practices, the handling of customer funds resulting from securities transactions and the extension of credit to customers on margin transactions. Infractions of these rules and regulations may result in suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of the subsidiary's business, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of the primary subsidiaries' activities. Additional information regarding regulatory requirements is set forth in Note 11 of the Notes to Consolidated Financial Statements under the caption "Capital Requirements". Such information is incorporated by reference.

Employees
        As of February 28, 1997, the Company and its subsidiaries had 1,169 employees, including full-time and part-time employees. Of these, 525 acted as Account Executives for Q&R. The Company's executive management group consists of six executive officers. The Company believes its relations with its employees are good.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales

             The Company's foreign operations are not significant to its overall operation.


Item 2.  Properties

        The headquarters of the Company are located at 230 South County Road, Palm Beach, Florida, 33480. The offices of its primary subsidiaries are located at 26 Broadway, New York, New York 10004 under a lease expiring in 2005.
Q&R's 116 branch offices are located in 34 states and the District of Columbia. These offices are located in premises covered by leases that expire on various dates through 2008.

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

     Nash Weis, together with most other major firms in the over-the-counter market making business, is a party to various class action lawsuits alleging that the firms maintained at an artificial level the spread between the bid and ask price on certain over-the-counter securities. These allegations relate to the period prior to the acquisition of Nash Weiss by the Company, and the former owner has agreed to indemnify the Company for up to approximately $16 million of liabilities relating to lawsuits and certain other liabilities of the Company. While the suits seek damages in unspecified amounts, management believes the ultimate outcome will not have a materially adverse effect on the consolidated financial condition of the Company or on its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's security holders during the fiscal year ended February 28, 1997.

                                PART II

         Market for the Registrant's Common
Item 5.  Equity and Related Shareholder Matters

         The information required herein is reported on page 32 of the Company's Annual Report to Shareholders for the year ended February 28, 1997, and is incorporated herein by reference.


Item 6.  Selected Financial Highlights

         The information required herein is reported on page 1 of the Company's Annual Report to Shareholders for the year ended February 28, 1997, and is incorporated herein by reference.

         Management's Discussion and Analysis of
Item 7.  Financial Condition and Results of Operations

         The information required herein is reported on pages 19 and 20 of the Company's Annual Report to Shareholders for the year ended February 28, 1997, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The information required herein is reported on pages 21 through 30 of the Company's Annual Report to Shareholders for the year ended February 28, 1997, and is incorporated herein by reference.

         Changes in and Disagreements with Accountants on
Item 9.  Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein related to the indemnification of directors will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 24, 1997, which will be filed prior to June 24, 1997, and is incorporated herein by reference.

         The Company's executive officers hold office until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The executive officers devote substantially all of their business efforts to the affairs of the Company. The following table sets forth the name, age and position with the Company of the executive officers.


Name                          Age                   Position

Leslie C. Quick, Jr.          71                 Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer and Director

Thomas C. Quick               42                 Director, President, Chief
                                                 Operating Officer

Leslie C. Quick III           44                 Director, Vice President and
                                                 Treasurer

Peter Quick                   41                 Director and Vice President


Christopher C. Quick          40                 Director and Vice President


Pascal J. Mercurio            58                 Director and Vice President


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

Item 11.  Executive Compensation

          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 24, 1997, which will be filed prior to June 24, 1997, and is incorporated herein by reference.

          Security Ownership of Certain Beneficial
Item 12.  Owners and Management

         The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 24, 1997, which will be filed prior to June 24, 1997, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 24, 1997, which will be filed prior to June 24, 1997, and is incorporated herein by reference.

PART IV


         Exhibits, Financial Statement Schedules
Item 14. and Reports on Form 8-K

(a)(1) The following report and consolidated financial statements are incorporated by reference from the Registrant's 1997 Annual Report to Shareholders and filed as part of this Report:

         Report of Independent Public Accountants

         Consolidated Financial Statements:

            Consolidated Statements of Financial Condition - the last day of February, 1997 and 1996

            Consolidated Statements of Income for the Fiscal Years Ended the last day of February, 1997, 1996 and 1995

            Consolidated Statements of Changes in
            Shareholders' Equity for the Fiscal Years Ended the last day of February, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the Fiscal
            Years Ended the last day of February, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

(a)(2) The following is a list of financial statement schedules filed as part of this report beginning on page 23:


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

  10.1*           Quick & Reilly, Inc. Retirement Trust, filed as Exhibit
                  10.4 to the Company's Registration Statement on Form S-1, Registration No. 2-83667, and is hereby incorporated by reference.

  10.2* U.S. Clearing Corp. Retirement Trust, filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 2-83667, and is hereby incorporated by referenece.

  10.3*           Quick & Reilly Executive Incentive Compensation Plan.

  10.4*           Quick & Reilly Stock Option Plan

  10.5* Plan and Agreememnt of Merger, dated March 7, 1997 by and among Nash, Weiss and Company., The Quick & Reilly Group, Inc., NW Acquisition Corp. and Lee S. Casty, filed as Exhibit
                  10.1 to the Company's Registration Statement on Form S-3, Registraion No. 333-26553 and is hereby incorporated by reference.

  13.1            Annual Report to Shareholders for the year ended            31
                  February 28, 1997. With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the Annual Report to Shareholders for the year ended February 28, 1997 is not deemed filed as part of this report for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

  21.1            A list of the Company's subsidiaries.                       70

  23.1            Consent of Independent Public Accountants                   71

 * Denotes an Executive Compensation Plan

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUICK & REILLY GROUP, INC.



BY  THOMAS C. QUICK /s/                              Dated:  May 15, 1997
    Thomas C. Quick, President

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



LESLIE C. QUICK, JR. /s/                             Dated:  May 15, 1997
Leslie C. Quick, Jr.
Chairman of the Board of Directors
Chief Executive Officer, Chief
Financial Officer, and Director



THOMAS C. QUICK /s/                                  Dated:  May 15, 1997
Thomas C. Quick, President, Chief
Operating Officer and Director



PETER QUICK /s/                                      Dated:  May 15, 1997
Peter Quick
Vice President, Assistant Treasurer,
and Director



CHRISTOPHER C. QUICK /s/                             Dated:  May 15, 1997
Christopher C. Quick
Vice President and Director


LESLIE C. QUICK III /s/                              Dated:  May 15, 1997
Leslie C. Quick III
Vice President, Treasurer and Director



RICHARD G. BRODRICK /s/                              Dated:  May 15, 1997
Richard G. Brodrick
Director



THOMAS E. CHRISTMAN /s/                              Dated:  May 15, 1997
Thomas E. Christman
Director



ARLENE B. FRYER /s/                                  Dated:  May 15, 1997
Arlene B. Fryer
Secretary and Director



HENRY P. KILROY /s/                                  Dated:  May 15, 1997
Henry P. Kilroy
Director



JOHN P. LOWTH III /s/                                Dated:  May 15, 1997
John P. Lowth III
Director



CLIFFORD W. MAYS /s/                                 Dated:  May 15, 1997
Clifford W. Mays
Director



PASCAL J. MERCURIO /s/                               Dated:  May 15, 1997
Pascal J. Mercurio
Vice President and Director



ROBERT J. RABINOFF /s/                               Dated:  May 15, 1997
Robert J. Rabinoff
Controller and Principal Accounting
Officer

                                 THE QUICK & REILLY GROUP, INC.
                                 INDEX TO FINANCIAL STATEMENTS
                               AND FINANCIAL STATEMENT SCHEDULES

                                                              Reference
                                                                     Annual
                                                                     Report to
                                                                     Share-
                                                     Form            holders
                                                     10-K             (page)

Financial Statements

Consolidated Statements of Financial
  Condition at the last day of February 1997
  and 1996                                                             21

For each of the three fiscal years in
 the period ended the last day of February 1997:

 Consolidated Statements of Income                                     22

 Consolidated Statements of Changes in
  Shareholders' Equity                                                 23

 Consolidated Statements of Cash Flows                                 24

Notes to Consolidated Financial Statements                             25

Report of Independent Public Accountants                               30

Supplementary Information:
  Quarterly Financial Data (unaudited)                                 31
  Common Stock Data                                                    32


Schedules


Report of Independent Public Accountants on Schedule  28

I - Condensed Financial Information of Registrant     23-27


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

        The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Quick & Reilly Group, Inc. for the fiscal year ended February 28, 1997, are hereby incorporated by reference.

                                                                Schedule I
                                                                (page 1)

                  Condensed Financial Information of Registrant
                          The Quick & Reilly Group, Inc.
                              (Parent Company Only)
                   Condensed Statements of Financial Condition


                                             February 28,   February 29,
                                                1997           1996
ASSETS

Cash and Cash Equivalents                    $3,626,623     $3,982,600
Securities Owned - At Market Value               23,101         22,884
Receivable From Subsidiaries                  1,092,201      4,961,579
Investments in Subsidiaries, at Equity      377,518,169    322,088,228
Other Assets                                  6,665,112      5,303,218

     TOTAL ASSETS                          $388,925,206   $336,358,509

LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to Subsidiaries                      $4,665,730     $2,846,755
Accrued Expenses and Other Liabilities        9,706,499     30,877,341

     TOTAL LIABILITIES                       14,372,229     33,724,096

Put Options Issued on Company Stock             150,000        470,000



Shareholders' Equity
  Preferred Stock, $.01 Par Value;
   Authorized 1,000,000 Shares,
   None Issued and Outstanding                       -              -
  Common Stock, $.10 Par Value;
   Authorized 60,000,000 Shares,
   Issued and Outstanding
   37,925,555 shares                         3,792,557      3,792,557
  Paid-in Capital                           73,824,990     73,198,078
  Retained Earnings                        297,863,413    226,425,263

                                           375,480,960    303,415,898
  Less: Common Stock in Treasury
   at Cost- 100,057 in 1997 and
   159,217 shares in 1996                   (1,077,983)    (1,251,485)


 TOTAL SHAREHOLDERS' EQUITY                374,402,977    302,164,413

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $388,925,206   $336,358,509

<F1>
  See Notes to Condensed Financial Information


                                                                Schedule I
                                                                   (Page 2)

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE QUICK & REILLY, GROUP, INC.
                             (Parent Company Only)
                        CONDENSED STATEMENTS OF INCOME


                                  Fiscal Year Ended the Last Day of February
                                     1997          1996            1995
REVENUES
 Management fees from
   Subsidiaries                    $4,240,000     $9,308,000     $2,548,997
 Interest from
   Subsidiaries                        80,000      1,228,667      1,560,000
 Other                                895,924      1,590,614      1,021,505

                                    5,215,924     12,127,281      5,130,502

EXPENSES
 Employee Compensation
  and Benefits                      3,250,581      2,583,619      1,860,293
 Interest                                   0            241          1,153
 Rent and Other
  Occupancy                            73,244         73,453         71,952
 Professional Services                262,204        195,080        284,212
 Royalty Payments to
  Subsidiary                          106,275              0              0
 Other                                476,366        591,489        562,573

                                    4,168,670      3,443,882      2,780,183


    INCOME BEFORE PROVISION
     FOR INCOME TAXES AND
     EQUITY IN EARNINGS OF
      SUBSIDIARIES                  1,047,254      8,683,399     2,350,319

Provision for Income Taxes            308,595      2,896,329       471,854

    INCOME BEFORE EQUITY IN
     EARNINGS OF SUBSIDIARIES         738,659      5,787,070     1,878,465

Equity in Earnings of
 Subsidiaries                      81,280,825     63,656,502    39,582,306

    NET INCOME                    $82,019,484    $69,443,572   $41,460,771

<F1>
     See Notes to Condensed Financial Information




                                                                 SCHEDULE I
                                                                 (Page 3)

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           THE QUICK & REILLY GROUP, INC.
                              (Parent Company Only)
                        CONDENSED STATEMENTS OF CASH FLOWS

                                     Fiscal Year Ended the Last Day of February
                                         1997          1996          1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                        $82,019,484     $69,443,572   $41,460,771
   Adjustments to
    Reconcile Net Income to
    Net Cash Provided By
    (Used in) Operating
    Activities:
      Equity in Earnings
       of Subsidiaries              (81,280,825)    (63,656,502) (39,582,306)
   (Increase) Decrease in
    Operating Assets:
     Securities Owned                      (217)     21,143,104    2,440,576
     Receivable From
      Subsidiaries                    3,869,378      (3,458,535)    (206,194)
     Other Assets                    (1,361,894)       (971,714)     (80,901)
   Increase (Decrease) in
    Operating Liabilities:
     Payable to Subsidiaries          1,818,975         446,431     (874,225)
     Accrued Expenses and
      Other Liabilities             (21,170,842)     26,338,142      458,800

      NET CASH PROVIDED BY
       (USED IN) OPERATING
       ACTIVITIES                   (16,105,941)     49,284,498    3,616,521

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Cash Dividends Paid on
   Common Stock                     (10,581,334)     (8,866,159)  (7,208,638)
   Payment for Purchase
    of Treasury Stock                  (696,962)        (51,875)  (2,341,938)
   Proceeds From Sale of
    Treasury Stock                    1,149,875       5,185,176            -
   Proceeds from Expired
    Put Options                          27,501          55,967            -

      NET CASH USED IN FINANCING
       ACTIVITIES                   (10,100,920)     (3,676,891)  (9,550,576)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in Investment
   in Subsidiaries                  (34,568,635)    (90,429,698)           -
  Cash Dividends Received
   From Subsidiaries                 60,419,519      42,509,708   10,750,000

      NET CASH PROVIDED BY
       (USED IN) INVESTING
       ACTIVITIES                    25,850,884     (47,919,990)  10,750,000

      NET INCREASE (DECREASE)
       IN CASH AND CASH
       EQUIVALENTS                     (355,977)     (2,312,383)   4,815,945

CASH AND CASH EQUIVALENTS AT
 THE BEGINNING OF THE YEAR             3,982,600      6,294,983    1,479,038

      CASH AND CASH
       EQUIVALENTS AT THE
       END OF THE YEAR                $3,626,623     $3,982,600   $6,294,983

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During the Year for:
 Interest                             $       -      $      214   $    1,153
 Income Taxes                           412,675         598,292      351,077
Noncash Financing and Investing
 Activities:
  Issuance of Common Stock
    Pursuant to Acquisition           $       -      $1,000,000   $        -

<F1>
See Notes to Condensed Financial Information




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

                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              THE QUICK & REILLY GROUP, INC.
                                 (Parent Company Only)


                        NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 - DIVIDENDS RECEIVED FROM SUBSIDIARIES

         The Quick & Reilly Group, Inc. received from its consolidated subsidiaries cash dividends of approximately $60,420,000 for the fiscal year ended February 28, 1997 and $42,510,000 and $10,750,000 for each of the fiscal years ended the last day of February 1996 and 1995, respectively.

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


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Quick & Reilly Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Quick & Reilly Group, Inc. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 17, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 21 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              Arthur Andersen LLP





New York, New York
April 17, 1997