Form 10-Q
period 1997-05-30
QUICK & REILLY GROUP INC /DE/
filed 1997-07-11
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549



                                 Form 10-Q


               For Quarter Ended           May 30, 1997


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

                                     FORM 10-Q

                       FOR THE QUARTER ENDED May 30, 1997

                                      INDEX



                                                             Page Number

        Part I.
          Item 1.      Financial Statements
                       Consolidated Statements of






                       Financial Condition - May 30, 1997
                       (Unaudited) and February 28, 1997            1


                       Consolidated Statements of Income
                       (Unaudited) - Three Months Ended
                       May 30, 1997 and May 31, 1996                2

                       Consolidated Statements of Cash
                       Flows (Unaudited) - Three Months Ended
                       May 30, 1997 and May 31, 1996                3

                       Notes to Consolidated Financial
                       Statements ( Unaudited)                      5

          Item 2.      Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                   6


        SIGNATURE PAGE



  The Quick & Reilly Group, Inc. and Subsidiaries
  Consolidated Statements of Financial Condition



                                                May 30,         February 28,
(In thousands except share amounts)               1997              1997
                                          -------------------------------------
                                             (Unaudited)
ASSETS
Cash & Cash Equivalents                          $105,531          $89,389
Receivable from Brokers, Dealers
 and Clearing Organizations                     2,628,013        2,618,325
Receivable From Customers                       1,164,372        1,181,677
Securities Owned at Market Value -
 U.S. Government                                   21,029           20,722
 Municipal                                        113,897          103,057
 Equities and Other                                30,481           36,934
Exchange Memberships- At Cost
 (Market Value $16,137and $16,732)                  5,033            5,033
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
 Depreciation and Amortization of
  $14,219 and $13,042                              18,897           17,047
Other Assets                                       85,340           59,858
                                         -------------------------------------
      TOTAL ASSETS                             $4,172,593       $4,132,042
                                         =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Money Borrowed From Banks                         $1,000           $8,600
Drafts Payable                                    48,403           50,342
Payable to Brokers, Dealers and
 Clearing Organizations                        3,026,294        3,079,657
Payable to Customers                             557,514          507,884
Securities Sold, But Not Yet Purchased -
 At Market Value                                  35,565           22,378
Income Taxes Payable                               7,835            2,552
Accrued Expenses and Other Liabilities            88,390           86,077
                                           -------------------------------------
Total Liabilities                              3,765,001        3,757,490
                                           -------------------------------------
Commitments and Contingencies

Put Options Issued on Company Stock                  100              150

Shareholders' Equity
Preferred Stock, $.01 par value;
 authorized 1,000,000 shares,
 none issued and outstanding                          -                -
Common Stock, $.10 par value; authorized
 60,000,000 shares, issued and outstanding
 38,664,015 shares at May 30, 1997 and
 37,925,555  shares at February 28, 1997         3,866            3,792
Paid-In Capital                                 89,763           73,825
Retained Earning                               314,507          297,863
                                         -------------------------------------
                                                408,136          375,480
Less: Common Stock in Treasury, at Cost -
 48,235 shares at May 30, 1997 and
  100,057 shares at February 28, 1997              (644)          (1,078)
                                         -------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                  407,492          374,402
                                         -------------------------------------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $4,172,593       $4,132,042
                                         =====================================

<F1>

        The accompanying notes are an integral part of these statements.



         The Quick & Reilly Group, Inc. and Subsidiaries
                 Consolidated Statments of Income
                           (Unaudited)

(In thousands, except per share amounts)             Three Months Ended
                                          ------------------------------------
                                                 May 30,           May 31,
                                                  1997              1996
                                          ------------------------------------
REVENUES
Commisssions and Clearance Income                $61,036           $65,979
Interest                                          55,832            43,857
Trading                                           23,545            18,635
Other                                                866             3,812
                                          ------------------------------------
      Total Revenues                             141,279           132,283
Interest Expense                                  39,093            29,653
                                          ------------------------------------
      Net Revenues                               102,186           102,630
                                          ------------------------------------

NON-INTEREST EXPENSES
Employee Compensation and Benefits                36,933            33,778
Brokerage, Exchange and Clearance Fees             5,861             5,021
Data Processing and Equipment Rental               9,791             9,767
Communication                                      1,318             1,363
Printing, Postage, Stationery and
 Office Supplies                                   2,160             1,882
Advertising                                        1,866             1,946
Rent and Other Occupancy                           2,855             2,145
Professional Services                              1,166             1,576
Amortization of Intangibles                        1,532             1,141
Other                                              8,088             5,057
                                           ------------------------------------
  Total Non-Interest Expenses                     71,570            63,676
                                           ------------------------------------
        Income Before Provision for
          Income Taxes                            30,616            38,954
Provision for Income Taxes                        11,656            17,232
                                           ------------------------------------
   NET INCOME                                    $18,960           $21,722
                                           ====================================

Earnings Per Share                                $0.492            $0.575
Weighted Average Number Of Shares
 Outstanding During the Period                38,547,117        37,766,572
Cash Dividends Declared Per Share                 $0.060            $0.047

<F1>


        The accompanying notes are an integral part of these statements.



  The Quick & Reilly Group, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows
                    (Unaudited)


(In thousands)                                          Three Months Ended
                                              --------------------------------
                                                   May 30,         May 31,
                                                    1997            1996
                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $18,960         $21,722
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
 Depreciation and Amortization                      2,712           2,002
Decrease (Increase) in Operating Assets:
 Receivable From Brokers, Dealers and
  Clearing Organizations                           (9,688)         59,381
 Receivable From Customers                         17,305         119,185
 Securities Owned                                  (4,694)          3,625
 Other Assets                                     (11,022)         (2,428)
Increase (Decrease) in Operating Liabilities:
 Money Borrowed From Banks                         (7,600)              -
 Drafts Payable                                    (1,939)        (37,583)
 Payable to Brokers, Dealers and Clearing
  Organizations                                   (53,363)         74,161
 Payable to Customers                              49,630        (245,035)
 Securities Sold, But Not Yet Purchased            13,187           4,866
 Income Taxes Payable                               5,283          10,552
 Accrued Expenses and Other Liabilities             2,313          (2,525)
                                              --------------------------------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                           21,084           7,923
                                              --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Dividends Paid on Common Stock               (2,321)         (1,762)
 Payments for Purchase of Treasury Stock             (447)              -
 Proceeds from Sale of Treasury Stock                 842               -
 Proceeds from Put Options Written                      6               3
                                              --------------------------------
    NET CASH USED IN FINANCING ACTIVITIES          (1,920)         (1,759)
                                              --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Furniture,
  Equipment and Leasehold Improvements             (3,022)         (1,049)
                                              --------------------------------
    NET CASH USED IN INVESTING ACTIVITIES          (3,022)         (1,049)
                                              --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       16,142           5,115
                                              --------------------------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE YEAR                                       89,389         133,287
                                              --------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF
 THE YEAR                                        $105,531        $138,402
                                              ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash Paid During the Year for-
 Interest                                        $37,699         $28,571
 Income Taxes                                      6,202           5,238
Noncash Financing and Investing Activities-
 Issuance of Common Stock for
  Intangible Assets                              $16,000               -


<F1>

        The accompanying notes are an integral part of these statements.


            The Quick & Reilly Group, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                               (Unaudited)

1. Basis of Presentation

  The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1997 Annual Report which is incorporated by reference on Form 10-K.

2. Commitments and Contingencies

   Margin requirements of approximately $116,803,000 with a clearing corporation at May 30, 1997 have been satisfied by obtaining letters of credit of $126,000,000 secured by customers' margin account securities.

   In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

3. Income Taxes

   For the three months ended May 30, 1997 and May 31, 1996 respectively, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

4. Net Capital Requirements

   As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), four subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At May 30, 1997, the subsidiaries had net capital, in the aggregate, of $209,972,000 which exceeded aggregate minimum net capital requirements by $180,845,000.

5. Dividends Declared

   On May 7, 1997, the Board of Directors declared a cash dividend of $0.06 per share payable on July 1, 1997 to holders of record on June 2, 1997.


Item 2. Management's Financial Discussion

 Results of Operations:

 First Quarter Ended May 30, 1997 Compared to First Quarter Ended May 31, 1996.

Revenues:
  Total revenues increased 7% to $141,279,000 while net revenues
  (revenues net of interest expense) were virtually even at $102,186,000 versus $102,630,000. Expenses, not including interest, increased 12% to $71,570,000. Pretax margin on net revenues decreased from 38% to 30%. Net margin on net revenues decreased from 21% to 19%, while net margin on gross revenues decreased from 16% to 13%. The Company's effective tax rate for the current quarter was 38% versus 44% for the first quarter last year.

  Commissions and Clearance Income decreased 7.5% to $61,036,000 reflecting decreased trading volume for the current quarter. Interest income increased 27% to $55,832,000 primarily due to increases in stock borrowing activities. Trading increased 26% to $23,545,000 primarily due to the over-the-counter trading of the Nash, Weiss & Co. subsidiary, acquired in March, 1997. Other income decreased 77% because brokerage fees previously received from unrelated parties are eliminated in the Company's consolidated results since the March, 1997 acquisition of Nash, Weiss & Co.

  Expenses:

  Employee Compensation and Benefits increased 9% to $36,933,000 primarily due to the increase in employees due to the acquisition of Nash, Weiss & Co. in March, 1997. Brokerage, Exchange and Clearance Fees increased 17% to $5,861,000 due to the brokerage fees paid by the newly-acquired Nash, Weiss
  & Co. subsidiary in March, 1997. Rent and Occupancy increased 33% to $2,855,000 due to increased occupancy costs in Quick & Reilly Inc.'s branch network, increased depreciation charges and the additional occupancy costs associated with the Nash, Weiss & Co. acquisition. Professional Services decreased 26% to $1,166,000 primarily due to a decrease in the amounts paid or due to outside consultants. Amortization of Intangibles increased 34% to $1,532,000 due to the amortization of intangible assets associated with the Nash, Weiss & Co. acquisition. Other expenses increased 60% to $8,088,000 primarily due to increases in research expenditures, registration fees and additional miscellaneous expenses attributable to Nash, Weiss & Co.


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