Form 10-Q
period 1997-08-29
QUICK & REILLY GROUP INC /DE/
filed 1997-10-14
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549




                                     Form 10-Q


                     For Quarter Ended           August 29, 1997

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

                                FORM 10-Q

                 FOR THE QUARTER ENDED August 29, 1997

                                 INDEX


                                                           Page Number

    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition - August 29, 1997
                   (Unaudited) and February 28, 1997              1


                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   August 29, 1997 and August 30, 1996            2

                   Consolidated Statements of Income
                   (Unaudited) - Six Months Ended
                   August 29, 1997 and August 30, 1996            3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Six Months Ended
                   August 29, 1997 and August 30, 1996            4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                        6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                     8


    SIGNATURE PAGE




        The Quick & Reilly Group, Inc. and Subsidiaries
        Consolidated Statements of Financial Condition

                                                  August 29,       February 28,
(In thousands except share amounts)                 1997              1997
                                           -------------------------------------
                                                (Unaudited)
ASSETS
Cash & Cash Equivalents                             $86,221          $89,389
Receivable from Brokers, Dealers and
 Clearing Organizations                           2,771,516        2,618,325
Receivable From Customers                         1,375,889        1,181,677
Securities Owned at Market Value -
 U.S. Government                                     23,492           20,722
 Municipal                                          120,247          103,057
 Equities and Other                                  41,114           36,934
Exchange Memberships- At Cost
 (Market Value $19,526 and $16,732)                   5,033            5,033
Furniture, Equipment and Leasehold
 Improvements- At Cost Less Accumulated
 Depreciation and Amortization of $16,609
  and $13,042                                        20,457           17,047
Other Assets                                         85,734           59,858
                                            ----------------------------------
      TOTAL ASSETS                               $4,529,703       $4,132,042
                                            ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Money Borrowed From Banks                            $1,971           $8,600
Drafts Payable                                       47,634           50,342
Payable to Brokers, Dealers and Clearing
 Organizations                                    3,414,932        3,079,657
Payable to Customers                                512,411          507,884
Securities Sold, But Not Yet Purchased -
 At Market Value                                     18,605           22,378
Income Taxes Payable                                  8,783            2,552
Accrued Expenses and Other Liabilities               96,708           86,077
                                            ------------------------------------
     Total Liabilities                            4,101,044        3,757,490
                                            ------------------------------------
Commitments and Contingencies

Put Options Issued on Company Stock                     100              150

Shareholders' Equity
 Preferred Stock, $.01 par value; authorized
  1,000,000 shares, none issued and outstanding           -                -
 Common Stock, $.10 par value; authorized
  60,000,000 shares, issued and outstanding
  38,664,015 shares at August 29, 1997
  and 37,925,555 shares at February 28, 1997          3,866            3,792
 Paid-In Capital                                     89,702           73,825
 Retained Earnings                                  335,427          297,863
                                           -------------------------------------
                                                    428,995          375,480
Less: Common Stock in Treasury,
 at Cost - 29,636 shares at
 August 29, 1997 and 100,057 shares at
 February 28, 1997                                     (436)          (1,078)
                                           -------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                    428,559          374,402
      TOTAL LIABILITIES AND                -------------------------------------
      SHAREHOLDERS' EQUITY
                                                 $4,529,703       $4,132,042
                                           =====================================

<F1>

        The accompanying notes are an integral part of these statements.



         The Quick & Reilly Group, Inc. and Subsidiaries
              Consolidated Statements of Income
                          (Unaudited)
(In thousands, except per share amounts)              Three Months Ended
                                            ------------------------------------
                                              August 29,       August 30,
                                                1997              1996
                                            ------------------------------------
REVENUES
 Commissions and Clearance Income            $72,487           $56,390
 Interest                                     64,044            44,963
 Trading                                      29,608            12,234
 Other                                         2,574             3,455
                                            ------------------------------------
      Total Revenues                         168,713           117,042
Interest Expense                              45,415            30,811
                                            ------------------------------------
      Net Revenues                           123,298            86,231
                                            ------------------------------------

NON-INTEREST EXPENSES
 Employee Compensation and Benefits           43,496            29,673
 Brokerage, Exchange and Clearance Fees        7,703             4,205
 Data Processing and Equipment Rental         11,424             7,489
 Communication                                 1,258             1,180
 Printing, Postage, Stationery and
  Office Supplies                              1,775             1,761
 Advertising                                   3,327             1,732
 Rent and Other Occupancy                      3,353             2,199
 Professional Services                         1,755               979
 Amortization of Intangibles                   1,533             1,139
 Other                                         6,788             5,390
                                            ------------------------------------
   Total Non-Interest Expenses                82,412            55,747
                                            ------------------------------------
      Income Before Provision for
        Income Taxes                          40,886            30,484
 Provision for Income Taxes                   17,647            11,837
                                            ------------------------------------
     NET INCOME                              $23,239           $18,647
                                            ====================================

 Earnings Per Share                           $0.602            $0.494
  Weighted Average Number Of Shares
  Outstanding During the Period               38,629            37,765
  Cash Dividends Declared Per Share           $0.060            $0.047


<F1>
        The accompanying notes are an integral part of these statements.





         The Quick & Reilly Group, Inc. and Subsidiaries
                Consolidated Statements of Income
                            (Unaudited)

(In thousands, except per share amounts)         Six Months Ended
                                           ------------------------------------
                                             August 29,        August 30,
                                               1997              1996
                                           ------------------------------------
REVENUES
 Commissions and Clearance Income          $133,523          $122,369
 Interest                                   119,876            88,820
 Trading                                     53,153            30,869
 Other                                        3,440             7,267
                                           ------------------------------------
      Total Revenues                        309,992           249,325
 Interest Expense                            84,508            60,464
                                           ------------------------------------
      Net Revenues                          225,484           188,861
                                           ------------------------------------

NON-INTEREST EXPENSES
 Employee Compensation and Benefits          81,150            63,451
 Brokerage, Exchange and Clearance Fees      13,564             9,226
 Data Processing and Equipment Rental        21,215            17,256
 Communication                                2,576             2,543
 Printing, Postage, Stationery and
  Office Supplies                             3,935             3,643
 Advertising                                  5,193             3,678
 Rent and Other Occupancy                     6,208             4,344
 Professional Services                        2,921             2,555
 Amortization of Intangibles                  3,065             2,280
 Other                                       14,155            10,447
                                            ----------------------------------
      Total Non-Interest Expenses           153,982           119,423
                                            ------------------------------------
        Income Before Provision for
         Income Taxes                        71,502            69,438
 Provision for Income Taxes                  29,303            29,069
                                            ------------------------------------
             NET INCOME                     $42,199           $40,369
                                            ====================================

Earnings Per Share                           $1.094            $1.069
Weighted Average Number Of Shares
 Outstanding During the Period               38,588            37,765
Cash Dividends Declared Per Share            $0.120            $0.100


<F1>
        The accompanying notes are an integral part of these statements.




        The Quick & Reilly Group, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows
                      (Unaudited)


(In thousands)                                      Six Months Ended
                                             --------------------------------
                                               August 29,      August 30,
                                                  1997            1996
                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $42,199         $40,369
 Adjustments to Reconcile Net Income to
  Net Cash Provided By (Used In)
   Operating Activities:
   Depreciation and Amortization                5,589           4,089
 Decrease (Increase) in Operating Assets:
  Receivable From Brokers, Dealers and
   Clearing Organizations                    (153,191)         51,876
  Receivable From Customers                  (194,212)        208,981
  Securities Owned                            (24,140)          1,186
  Other Assets                                (10,956)         (2,600)
 Increase (Decrease) in Operating Liabilities:
  Money Borrowed From Banks                    (6,629)              -
  Drafts Payable                               (2,708)        (54,160)
  Payable to Brokers, Dealers and Clearing
   Organizations                              335,275           9,838
  Payable to Customers                          4,527        (272,322)
  Securities Sold, But Not Yet Purchased       (3,773)          2,397
  Income Taxes Payable                          6,231          (3,300)
  Accrued Expenses and Other Liabilities       10,631          (6,379)
                                             --------------------------------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                      8,843         (20,025)
                                             --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Dividends Paid on Common Stock           (4,640)         (3,776)
 Payments for Purchase of Treasury Stock         (606)           (147)
 Proceeds from Sale of Treasury Stock           1,147               -
 Proceeds from Put Options Written                  7              12
                                             --------------------------------
    NET CASH USED IN FINANCING ACTIVITIES      (4,092)         (3,911)
                                             --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for Purchase of Furniture, Equipment
  and Leasehold Improvements                   (5,919)         (2,655)
 Payment for Acquisition                       (2,000)              -
                                             --------------------------------
NET CASH USED IN INVESTING ACTIVITIES          (7,919)         (2,655)
                                             --------------------------------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                   (3,168)        (26,591)
                                             --------------------------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE PERIOD                                 89,389         133,287
                                             --------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF
 THE PERIOD                                   $86,221        $106,696
                                             ================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash Paid During the Period for-
   Interest                                   $81,710         $60,510
   Income Taxes                                25,130          33,303
  Noncash Financing and Investing
   Activities-
    Issuance of Common Stock for
     Intangible Assets                        $16,000               -


<F1>

        The accompanying notes are an integral part of these statements.


    The Quick & Reilly Group, Inc. and Subsidiaries
    Notes to Consolidated Financial Statements
           (Unaudited)

    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented. It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1997 Annual Report which is incorporated by reference on Form 10-K. Certain amounts on the consolidated statements ofincome have been restated for the three months and six months ended August 30, 1996, to conform with the August 29, 1997 presentation.

    2. Commitments and Contingencies

         Margin requirements of approximately $145,270,000 with a clearing corporation at August 29, 1997 have been satisfied by obtaining letters of credit of $152,500,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Income Taxes

         For the three months ended August 29, 1997 and August 30, 1996, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    4. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), four subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At August 29, 1997, the subsidiaries had net capital, in the aggregate, of $219,230,000 which exceeded aggregate minimum net capital requirements by $183,415,000.

    5. Dividends Declared

         On June 24, 1997, the Board of Directors declared a cash dividend of $0.06 per share payable on October 1, 1997 to holders of record on September 2, 1997.



    6.  Subsequent Event

          On September 17, 1997, the Company and Fleet Financial Group announced a definitive agreement under which Fleet will acquire the Company in a stock for stock transaction in which the Company's shareholders will receive a fixed exchange ratio of.578 shares of Fleet common stock for each share of The Quick & Reilly Group. The transaction, which is expected to be accounted for as a pooling of interest, is expected to close in the first quarter of 1998 subject to customary closing conditions and regulatory approval, including the approval of the Company's shareholders.


    Item 2. Management's Financial Discussion


    Results of Operations:
    Second Quarter Ended August 29, 1997 Compared to Second
    Quarter Ended August 30, 1996.

    Total revenues increased 44% to $168,713,000 while net revenues (revenues net of interest expense) increased 43% to $123,298,000. Expenses, not including interest, increased 48% to $82,412,000. Pretax margin on net revenues decreased from 35% to 33%, while the pretax margin on gross revenues decreased from 26% to 24%.
    Net margin on net revenues decreased from 22% to 19%, while net margin on gross revenues decreased from 16% to 14%. The Company's effective tax rate was 43% for the current quarter versus 39% for the same quarter last year, due to an adjustment in the second quarter which increased the tax provision on the books of a subsidiary of the Company.

    Commissions and Clearance Income increased 29% to $72,487,000 reflecting increased trading volume. Interest income increased 42% to $64,044,000 primarily due to increases in stock borrowing activities. Trading increased 142% to $29,608,000 primarily due to the over-the-counter trading of the Nash, Weiss & Co. subsidiary, acquired in March, 1997, as well as trading increases at JJC Specialist Corp. Other income decreased 25% to $2,574,000 primarily because brokerage fees previously received from unrelated parties are eliminated in the Company's consolidated results since the March, 1997 acquisition of Nash, Weiss & Co.

    Employee Compensation and Benefits increased 47% to $43,496,000 primarily due to the increased payroll costs associated with the acquisition of Nash, Weiss & Co. and increases in incentive bonuses. Brokerage, Exchange and Clearance Fees increased 83% to $7,703,000 primarily due to the increased volume and the brokerage fees paid by the newly-acquired Nash, Weiss & Co. subsidiary. Data Processing and Equipment Rental increased 53% to $11,424,000 due to increases in the number of trades processed, increased expenditures for systems improvements and enhancements, and the Nash, Weiss & Co.
    acquisition with its equipment rental and quotes expenditures not being reflected in last year's numbers. Communication expenses increased 7% to $1,258,000 due to the increased volume. Advertising increased 92% to $3,327,000 primarily due to increased commitments for advertising in the Company's Quick & Reilly, Inc. subsidiary.
    Rent and Other Occupancy increased 52% to $3,353,000 due to increased occupancy costs in Quick & Reilly Inc.'s branch network, increased depreciation charges and the additional occupancy costs associated with the Nash, Weiss & Co. acquisition. Professional
    Services increased 79% to $1,755,000 primarily due to increased legal and consulting fees. Amortization of Intangibles increased 35% to $1,533,000 due to the amortization of intangible assets associated with the Nash, Weiss & Co. acquisition. Other expenses increased 26% to $6,788,000 primarily due to increases in research expenditures and additional miscellaneous expenses attributable to Nash, Weiss & Co.




    Six Months Ended August 29, 1997 Compared to Six Months
    Ended August 30, 1996.

    Total revenues increased 24% to $309,992,000 while net revenues (revenues net of interest expense) increased 19% to $225,484,000. Expenses, not including interest, increased 29% to $153,982,000. Pretax margin on net revenues decreased from 37% to 32%, while the pretax margin on gross revenues decreased from 28% to 23%.
    Net margin on net revenues decreased from 21% to 19%, while net margin on gross revenues decreased from 16% to 14%. The Company's effective tax rate was 41% for the current six month period versus 42% for the same period last year.

    Commissions and Clearance Income increased 9% to $133,523,000 primarily due to an increase in the number of trades processed. Interest income increased 35% to $119,876,000 primarily due to an increases in stock borrowing activities. Trading increased 72% to $53,153,000 primarily due to the over-the counter trading of the Nash, Weiss & Co. subsidiary, acquired in March, 1997. Other income decreased 53% to $3,440,000 because brokerage fees previously received from unrelated parties are now eliminated in the Company's consolidated results since the March, 1997 acquisition of Nash, Weiss & Co.

    Employee Compensation and Benefits increased 28% to $81,150,000 primarily due to the increased payroll costs associated with the acquisition of Nash, Weiss & Co. Brokerage, Exchange and Clearance Fees increased
    47% to $13,564,000 primarily due to the brokerage fees paid by the newly-acquired Nash, Weiss & Co. subsidiary in March, 1997. Data
    Processing and Equipment Rental increased 23% to $21,215,000 due to increases in the number of trades processed, increased expenditures for systems improvements and enhancements, and the Nash, Weiss
    & Co. acquisition with its equipment rental and quotes expenditures not being reflected in last year's numbers. Printing, Postage, Stationery and Office Supplies increased 8% to $3,935,000 primarily due to the increase in trading volume. Advertising increased 41% to $5,193,000 primarily due to increased commitments for advertising in the Company's Quick & Reilly, Inc. subsidiary. Rent and Other
    Occupancy increased 43% to $6,208,000 due to increased occupancy costs in Quick & Reilly Inc.'s branch network, increased depreciation charges and the additional occupancy costs associated with the Nash, Weiss & Co. acquisition. Professional Services increased 14% to
    $2,921,000 primarily due to increased legal and consulting fees. Amortization of Intangibles increased 34% to $3,065,000 due to the amortization of intangible assets associated with the Nash, Weiss
    & Co. acquisition. Other expenses increased 35% to $14,155,000 primarily due to increases in research expenditures and additional miscellaneous expenses attributable to Nash, Weiss & Co.

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