Form 10-Q
period 1997-11-28
QUICK & REILLY GROUP INC /DE/
filed 1998-01-09
CIK 719544

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




                                         Form 10-Q


                      For Quarter Ended           November 28, 1997


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

                              FORM 10-Q

                  FOR THE QUARTER ENDED November 28, 1997

                                INDEX



                                                              Page Number

    Part I.
      Item 1.      Financial Statements
                   Consolidated Statements of
                   Financial Condition -November 28, 1997
                   (Unaudited) and February 28, 1997                 1







                   Consolidated Statements of Income
                   (Unaudited) - Three Months Ended
                   November 28, 1997 and November 29, 1996           2

                   Consolidated Statements of Income
                   (Unaudited) - Nine Months Ended
                   November 28, 1997 and November 29, 1996           3

                   Consolidated Statements of Cash
                   Flows (Unaudited) - Nine Months Ended
                   November 28, 1997 and November 29, 1996           4

                   Notes to Consolidated Financial
                   Statements ( Unaudited)                           6

      Item 2.      Management's Financial Discussion                 8




    SIGNATURE PAGE




        The Quick & Reilly Group, Inc. and Subsidiaries
        Consolidated Statements of Financial Condition

                                                                                November 28,      February 28,
        (In thousands except share amounts)                                         1997              1997
                                                                            -------------------------------------
                                                                                  (Unaudited)
        ASSETS
        Cash & Cash Equivalents                                                         $92,960          $89,389
        Receivable from Brokers, Dealers and Clearing Organizations                   3,510,410        2,618,325
        Receivable From Customers                                                     1,558,215        1,181,677
        Securities Owned at Market Value -
         U.S. Government                                                                 43,353           20,722
         Municipal                                                                      135,115          103,057
         Equities and Other                                                              50,454           36,934
        Exchange Memberships- At Cost
         (Market Value $20,060 and $16,732)                                               5,033            5,033
        Furniture, Equipment and Leasehold
          Improvements- At Cost Less Accumulated
          Depreciation and Amortization of  $18,137 and $13,042                          20,776           17,047
        Other Assets                                                                     95,511           59,858
                                                                            -------------------------------------
               TOTAL ASSETS                                                          $5,511,827       $4,132,042
                                                                            =====================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities:
        Money Borrowed From Banks                                                        $6,458           $8,600
        Drafts Payable                                                                   58,173           50,342
        Payable to Brokers, Dealers and Clearing Organizations                        4,316,442        3,079,657
        Payable to Customers                                                            537,786          507,884
        Securities Sold, But Not Yet Purchased - At Market Value                         26,497           22,378
        Income Taxes Payable                                                              7,229            2,552






        Accrued Expenses and Other Liabilities                                          116,609           86,077
                                                                            -------------------------------------
        Total Liabilities                                                             5,069,194        3,757,490
                                                                            -------------------------------------
        Commitments and Contingencies

        Put Options Issued on Company Stock                                                   -              150

        Shareholders' Equity
         Preferred Stock, $.01 par value; authorized 1,000,000 shares,
         none issued and outstanding                                                          -                -
         Common Stock, $.10 par value; authorized 60,000,000 shares, issued and outstanding  38,664,015 shares at November 28, 1997 and
          37,925,555  shares at February 28, 1997                                         3,866            3,792
         Paid-In Capital                                                                 83,514           73,825
         Retained Earnings                                                              356,324          297,863
                                                                            -------------------------------------
                                                                                        443,704          375,480
         Less: Common Stock in Treasury, at Cost - 29,636 shares
          at November 28, 1997 and 100,057 shares at February 28, 1997                   (1,071)          (1,078)
                                                                            -------------------------------------
               TOTAL SHAREHOLDERS' EQUITY                                               442,633          374,402
                                                                            -------------------------------------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                                  $5,511,827       $4,132,042
                                                                            =====================================

<F1>

        The accompanying notes are an integral part of these statements.




         The Quick & Reilly Group, Inc. and Subsidiaries
              Consolidated Statements of Net Income
                           (Unaudited)
             (In thousands, except per share amounts)              Three Months Ended
                                                          ------------------------------------
                                                             November 28,      November 29,
                                                                 1997              1996
                                                          ------------------------------------
        REVENUES
         Commissions and Clearance Income                           $73,984           $57,463
         Interest                                                    70,663            45,525
         Trading                                                     30,184            11,780
         Other                                                        2,275             3,291
                                                          ------------------------------------
             Total Revenues                                         177,106           118,059
        Interest Expense                                             49,968            31,070
                                                          ------------------------------------
             Net Revenues                                           127,138            86,989
                                                          ------------------------------------

        NON-INTEREST EXPENSES
         Employee Compensation and Benefits                          45,715            29,908
         Brokerage, Exchange and Clearance Fees                       7,299             3,935






         Data Processing and Equipment Rental                        12,260             7,469
         Communication                                                1,357             1,069
         Printing, Postage, Stationery and Office Supplies            1,885             1,487
         Advertising                                                  2,862             2,092
         Rent and Other Occupancy                                     3,362             2,386
         Professional Services                                        1,713             1,012
         Amortization of Intangibles                                  1,615             1,139
         Other                                                        8,218             5,779
                                                          ------------------------------------
             Total Non-Interest Expenses                             86,286            56,276
                                                          ------------------------------------
               Income Before Provision for Income Taxes              40,852            30,713
         Provision for Income Taxes                                  17,637            12,276
                                                          ------------------------------------
             NET INCOME                                             $23,215           $18,437
                                                          ====================================

        Earnings Per Share                                           $0.601            $0.488
        Weighted Average Number Of Shares
         Outstanding During the Period                               38,634            37,759
        Cash Dividends Declared Per Share                            $0.060            $0.053

<F1>

        The accompanying notes are an integral part of these statements.



         The Quick & Reilly Group, Inc. and Subsidiaries
              Consolidated Statements of Net Income
                           (Unaudited)
             (In thousands, except per share amounts)              Nine Months Ended
                                                          ------------------------------------
                                                             November 28,      November 29,
                                                                 1997              1996
                                                          ------------------------------------
        REVENUES
         Commissions and Clearance Income                          $207,506          $179,833
         Interest                                                   190,539           134,345
         Trading                                                     83,337            42,649
         Other                                                        5,715            10,557
                                                          ------------------------------------
             Total Revenues                                         487,097           367,384
        Interest Expense                                            134,476            91,533
                                                          ------------------------------------
             Net Revenues                                           352,621           275,851
                                                          ------------------------------------

        NON-INTEREST EXPENSES
         Employee Compensation and Benefits                         126,866            93,359
         Brokerage, Exchange and Clearance Fees                      20,862            13,161
         Data Processing and Equipment Rental                        33,475            24,725
         Communication                                                3,933             3,612
         Printing, Postage, Stationery and Office Supplies            5,820             5,130
         Advertising                                                  8,054             5,771
         Rent and Other Occupancy                                     9,570             6,730
         Professional Services                                        4,634             3,567






         Amortization of Intangibles                                  4,680             3,419
         Other                                                       22,373            16,226
                                                          ------------------------------------
             Total Non-Interest Expenses                            240,267           175,700
                                                          ------------------------------------
               Income Before Provision for Income Taxes             112,354           100,151
         Provision for Income Taxes                                  46,940            41,344
                                                          ------------------------------------
             NET INCOME                                             $65,414           $58,807
                                                          ====================================

        Earnings Per Share                                           $1.695            $1.557
        Weighted Average Number Of Shares
         Outstanding During the Period                               38,604            37,764
        Cash Dividends Declared Per Share                            $0.180            $0.153

<F1>

        The accompanying notes are an integral part of these statements.


        The Quick & Reilly Group, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows
                      (Unaudited)

           (In thousands)                                     Nine Months Ended
                                                              ----------------
                                                                November 28,    November 29,
                                                                    1997            1996
                                                              --------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                   $65,414         $58,807
         Adjustments to Reconcile Net Income to
          Net Cash Provided By (Used In) Operating Activities:
            Depreciation and Amortization                               8,489           6,209
         Decrease (Increase) in Operating Assets:
          Receivable From Brokers, Dealers and
           Clearing Organizations                                    (892,085)       (422,417)
          Receivable From Customers                                  (376,538)        177,973
          Securities Owned                                            (68,209)        (28,006)
          Other Assets                                                (22,357)            401
         Increase (Decrease) in Operating Liabilities:
          Money Borrowed From Banks                                    (2,142)              -
          Drafts Payable                                                7,831         (28,549)
          Payable to Brokers, Dealers and Clearing
           Organizations                                            1,236,785         390,039
          Payable to Customers                                         29,902        (194,802)
          Securities Sold, But Not Yet Purchased                        4,119          13,568
          Income Taxes Payable                                          4,677          (1,201)
          Accrued Expenses and Other Liabilities                       30,532         (22,545)
                                                              --------------------------------
             NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                     26,418         (50,523)
                                                              --------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash Dividends Paid on Common Stock                           (6,958)         (5,791)
         Payments for Purchase of Treasury Stock                      (14,682)           (147)






         Proceeds from Sale of Treasury Stock                           8,299               -
         Proceeds from Put Options Written                                  8              12
                                                              --------------------------------
           NET CASH USED IN FINANCING ACTIVITIES                      (13,333)         (5,926)
                                                              --------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for Purchase of Furniture, Equipment
          and Leasehold Improvements                                   (7,514)         (4,019)
         Payment for Acquisition                                       (2,000)              -
         Payment for Purchase of Exchange Membership                        -          (1,125)
                                                              --------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                     (9,514)         (5,144)
                                                              --------------------------------
        NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                    3,571         (61,593)
                                                              --------------------------------
        CASH AND CASH EQUIVALENTS AT THE BEGINNING
         OF THE PERIOD                                                 89,389         133,287
                                                              --------------------------------
        CASH AND CASH EQUIVALENTS AT THE END OF
         THE PERIOD                                                   $92,960         $71,694
                                                              ================================



        SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
          Cash Paid During the Period for-
            Interest                                                 $127,807         $91,202
            Income Taxes                                               41,036          42,937
          Noncash Financing and Investing Activities-
            Issuance of Common Stock for Intangible Assets            $16,000               -

<F1>


        The accompanying notes are an integral part of these statements.



     The Quick & Reilly Group, Inc. and Subsidiaries
    Notes to Consolidated Financial Statements
                 (Unaudited)



    1. Basis of Presentation

         The accompanying interim financial statements reflect all adjustments which are, of a normal recurring nature, and, in the opinion of management, necessary for a fair presentation of the interim periods presented.
    It is recommended that these financial statements be read in conjunction with the Company's Financial Statements and Notes thereto included in the 1997 Annual Report which is incorporated by reference on Form 10-K. Certain amounts on the consolidated statements of income have been restated for the three months and nine months ended November 29, 1996, to conform with the November 28, 1997 presentation.

    2. Commitments and Contingencies

         Margin requirements of approximately $125,439,000 with a clearing corporation at November 28, 1997 have been satisfied by obtaining letters of credit of $126,500,000 secured by customers' margin account securities.

         In the ordinary course of their securities business, certain of the Company's subsidiaries have been named defendants in a number of lawsuits. In the opinion of management, based upon discussion with counsel, the resolutions of such lawsuits will not in the aggregate have a material adverse effect on the consolidated financial condition of the Company or on its results of operations.

    3. Income Taxes

         For the three months ended November 28, 1997 and November 29, 1996, the effective income tax rate differs from the expected federal statutory rate applied to income before income taxes primarily due to state and local taxes.

    4. Net Capital Requirements

         As registered broker-dealers and member firms of the New York Stock Exchange, Inc. (the "NYSE"), five subsidiaries are subject to certain rules of both the Securities and Exchange Commission and the NYSE. These rules require registrants to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels.
    At November 28, 1997, the subsidiaries had net capital, in the aggregate, of $226,049,000 which exceeded aggregate minimum net capital requirements by $186,321,000.

    5. Dividends Declared

         On October 17, 1997 the Board of Directors declared a cash dividend of $0.06 per share payable on January 2, 1998 to holders of record on December 1, 1997.


    6.  Announced Merger with Fleet Financial Group

          On September 17, 1997, the Company and Fleet Financial Group announced a definitive agreement, approved by the Company's Board of Directors, under which Fleet will acquire the Company in a stock for stock transaction in which the Company's shareholders will receive a fixed exchange ratio of .578 shares of Fleet common stock for each common share of The Quick & Reilly Group. The transaction is expected to be accounted for as a pooling of interest, and is expected to close in the first quarter of 1998 subject to customary closing conditions and regulatory approval, including the approval of the Company's shareholders.



    Item 2. Management's Financial Discussion:

    Results of Operations:
    Third Quarter Ended November 28, 1997 Compared to Third Quarter Ended November 29, 1996.

    Total revenues increased 50% to $177,106,000 while net revenues (revenues net of interest expense) increased 46% to $127,138,000. Expenses, not including interest, increased 53% to $86,286,000. Pretax margin on net revenues decreased from 35% to 32%, while the pretax margin on gross revenues decreased from 26% to 23%. Net margin on net revenues decreased from 21% to 18%, while net margin on total revenues decreased from 16% to 13%. The Company's effective tax rate was 43% for the current quarter versus 40% for the same quarter last year. Commissions and Clearance
    Income increased 29% to $73,984,000 reflecting increased trading volume. Interest income increased 55% to $70,663,000 primarily due to increases in customer margin debits and stock borrowing activities. Trading increased 156% to $30,184,000 primarily due to the over-the-counter trading of the Nash, Weiss & Co. subsidiary, acquired in March, 1997, as well as an 86% increase in trading profits at JJC Specialist Corp. Other income decreased 31% to $2,275,000 primarily because brokerage fees previously received from Nash, Weiss & Co. are now eliminated in the Company's consolidated results since the March, 1997 acquisition.

    Employee Compensation and Benefits increased 53% to $45,715,000 primarily due to the increased payroll costs associated with the acquisition of Nash, Weiss & Co. and increases in incentive bonuses. Brokerage, Exchange and Clearance Fees increased 85% to $7,299,000 primarily due to the increased volume and the brokerage fees paid by the newly-acquired Nash, Weiss & Co. subsidiary. Data Processing and Equipment Rental increased 64% to $12,260,000 due to increases in the number of trades processed, increased expenditures for systems improvements and enhancements, and the Nash, Weiss & Co. acquisition with its equipment rental and quotes expenditures not being reflected in last year's numbers. Communication expenses increased 27% to $1,357,000 due to the additional communication costs in the Nash, Weiss & Co. subsidiary and due to the increased volume. Printing, Postage, Stationery and Office Supplies increased 27% to $1,885,000 reflecting the increased volume. Advertising increased 37% to $2,862,000 primarily due to increased commitments for advertising in the Company's Quick & Reilly, Inc. subsidiary. Rent and Other Occupancy increased 41% to $3,362,000 due to increased occupancy costs in Quick & Reilly Inc.'s branch network, increased depreciation charges and the additional occupancy costs associated with the Nash, Weiss & Co. acquisition. Professional Services increased 69% to $1,713,000 primarily due to increased legal and consulting fees. Amortization of Intangibles increased 42% to $1,615,000 primarily due to the amortization of intangible assets associated with the Nash, Weiss & Co. acquisition.
    Other expenses increased 42% to $8,218,000 primarily due to increases in research expenditures and additional miscellaneous expenses attributable to Nash, Weiss & Co.

    Nine Months Ended November 28, 1997 Compared to Nine Months Ended November 29, 1996.

    Total revenues increased 33% to $487,097,000 while net revenues (revenues net of interest expense) increased 28% to $352,621,000. Expenses, not including interest, increased 37% to $240,267,000. Pretax margin on net revenues decreased from 36% to 32%, while the pretax margin on gross revenues decreased from 27% to 23%. Net margin on net revenues decreased from 21% to 19%, while net margin on total revenues decreased from 16% to 13%. The Company's effective tax rate was 42% for the current nine month period versus 41% for the same period last year.

    Commissions and Clearance Income increased 15% to $207,506,000 primarily due to an increase in the number of trades processed. Interest income increased 42% to $190,539,000 primarily due to an increases in stock borrowing activities. Trading increased 95% to $83,337,000 primarily due to the over-the counter trading of the Nash, Weiss & Co. subsidiary, acquired in March, 1997 as well as due to a 28% increase in JJC
    Specialist Corp.'s trading profits. Other income decreased 46% to $5,715,000 because brokerage fees previously received from Nash, Weiss & Co. are now eliminated in the Company's consolidated results since the March, 1997 acquisition.

    Employee Compensation and Benefits increased 36% to $126,866,000 primarily due to the increased payroll costs associated with the acquisition of Nash, Weiss & Co., as well as increases in incentive bonuses. Brokerage, Exchange and Clearance Fees increased 59% to $20,862,000 primarily due to the brokerage fees paid by the newly-acquired Nash, Weiss & Co. subsidiary acquired in March, 1997. Data Processing and Equipment Rental increased 35% to $33,475,000 due to increases in the number of trades processed, increased expenditures for systems improvements and enhancements, and the Nash, Weiss & Co. acquisition with its equipment rental and quotes expenditures not being reflected in last year's numbers. Communications increased 9% to $3,933,000 due to the additional communication costs in the Nash, Weiss & Co. subsidiary and due to the increased volume. Printing, Postage, Stationery and Office Supplies increased 13% to $5,820,000 primarily due to the increase in trading volume. Advertising increased 40% to $8,054,000 primarily due to increased commitments for advertising in the Company's Quick & Reilly, Inc. subsidiary. Rent and Other Occupancy increased 42% to $9,570,000 due to increased occupancy costs in Quick & Reilly Inc.'s branch network, increased depreciation charges and the additional occupancy costs associated with the Nash, Weiss & Co. acquisition.
    Professional Services increased 30% to $4,634,000 primarily due to increased legal and consulting fees. Amortization of Intangibles increased 37% to $4,680,000 primarily due to the amortization of intangible assets associated with the Nash, Weiss & Co. acquisition. Other expenses increased 38% to $22,373,000 primarily due to increases in research expenditures and additional miscellaneous expenses attributable to Nash, Weiss & Co.


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